Form 10QSB
period 2006-06-30
Drivers Passport, Inc.
filed 2006-08-14
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to__________

DRIVER PASSPORT INC.
(Name of small business issuer in its charter)

North Dakota	20-3955577
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1168 12th Street N.E Grand Forks, ND 58201
(Address of principal executive offices and zip code)

800-743-1824
Issuer's telephone number:

SEC File Number: 333-135188

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No[X]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,717,000 shares of common stock outstanding as of August 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - Financial Information

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and pursuant to the rules and regulations of the Securities and Exchange Commission ("Commission"). While these statements reflect all normal recurring adjustments which are, in the opinion of management, necessary for fair presentation of the results of the interim period, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. For further information, refer to the financial statements and footnotes thereto, contained in the Driver Passport's latest registration statement filed with the Commission on Form SB-2/A.

DRIVER PASSPORT, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm.	F-1

Balance Sheet as of June 30, 2006. (Unaudited)	F-2

Statements of Operations for the Six and Three Months Ended June 30, 2006 and 2005 with Cumulative Totals for the Period October 12, 2004 (Inception) through June 30, 2006. (Unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Six Months Ended June 30, 2006. (Unaudited)	F-4

Statements of Cash Flows for the Six Months Ended June 30, 2006 and 2005 with Cumulative Totals for the Period October 12, 2004 (Inception) through June 30, 2006. (Unaudited)	F-5

Notes to Financial Statements.	F-6 to F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Grand Forks, ND

I have reviewed the accompanying balance sheet of Driver Passport, Inc. (the “Company”) (a development stage company) as of June 30, 2006, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the six and three months ended June 30, 2006 and 2005 with cumulative totals for the period October 12, 2004 (Inception) through June 30, 2006. These interim financial statements are the responsibility of the Company’s management.

I conducted the reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my reviews, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has just begun operations, and is currently developing its business. The Company has incurred losses in its first two years of operations, and is in the process of raising equity and getting listed on a national exchange. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 5. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

July 31, 2006

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-
Prepaid expenses and other current assets	-

Total Current Assets	-

Fixed assets, net of depreciation	1,002

OTHER ASSETS
Software development, net of amortization	12,825

TOTAL ASSETS	$13,827

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$110,390
Accounts payable and accrued expenses	1,500

Total Current Liabilities	111,890

LONG-TERM LIABILITIES
Notes payable, net of current maturities	-

Total Long-Term Liabilities	-

TOTAL LIABILITIES	111,890

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 Par Value, 50,000,000
shares authorized, 27,717,000 shares issued and
outstanding	27,717
Additional paid-in capital	71,683
Accumulated deficit	(197,463)

Total Stockholders’ Equity (Deficit)	(98,063)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,827

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2006 AND 2005
WITH CUMULATIVE TOTALS FOR THE PERIOD OCTOBER 12, 2004 (INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED)

	Six Months	Six Months	Three Months	Three Months	October 12, 2004
	June 30,	June 30,	June 30,	June 30,	Through
	2006	2005	2006	2005	June 30, 2006
OPERATING REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	138,796	25,920	101,013	15,377	295,402
Depreciation and amortization	1,497	-	784	-	2,247
Total Operating Expenses	140,293	25,920	101,797	15,377	297,649

(LOSS) BEFORE OTHER (EXPENSE)	(140,293)	(25,920)	(101,797)	(15,377)	(297,649)

OTHER (EXPENSE)
Interest expense	(1,917)	(354)	(1,422)	(293)	(4,495)
Total Other (Expense)	(1,917)	(354)	(1,422)	(293)	(4,495)

NET LOSS	$(142,210)	$(26,274)	$(103,219)	$(15,670)	$(302,144)

NET LOSS PER SHARE

WEIGHTED AVERAGE SHARES OUTSTANDING	25,754,180	25,500,000	25,743,626	25,500,000	-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

					Additional
	Preferred	Par	Common	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance, January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Net loss for the six months	-	-	-	-	-	(142,210)	(142,210)
Balance, June 30, 2006	-	$-	27,717,000	$27,717	$71,683	$(197,463)	$(98,063)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
WITH CUMULATIVE TOTALS FOR THE PERIOD OCTOBER 12, 2004 (INCEPTION) THROUGH JUNE 30, 2006 (UNAUDITED)

			October 12, 2004
			Through
	2006	2005	June 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(142,210)	$(26,274)	$(302,144)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	1,497	-	2,247
Shares issued for services	34,000	-	34,000

Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(42,500)	-	1,500
Total adjustments	(7,003)	-	37,747

Net cash (used in) operating activities	(149,213)	(26,274)	(264,397)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,074)	-	(1,074)
Software development costs	-	-	(15,000)
Net cash (used in) investing activities	(1,074)	-	(16,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds/(payments) of notes payable	110,390	26,274	110,390
(Decrease) in bank overdraft	(3)	-	-
Shares issued for cash	39,900	-	39,900
Member equity contributions	-	-	130,181
Net cash provided by financing activities	150,287	26,274	280,471

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS -
END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

Driver Passport, Inc. (the “Company”), was incorporated on December 7, 2005 to be effective, January 1, 2006 as a North Dakota corporation.

On January 1, 2006, the Company issued 25,500,000 shares of its common stock in exchange for 100% of the membership interest of Driver Passport, LLC, a North Dakota limited liability company formed on October 12, 2004.

On January 2, 2006, Driver Passport, LLC was dissolved.

The financial statements for the six months ended June 30, 2006 represent the Company, and the amounts for the six months ended June 30, 2005 represent those of Driver Passport, LLC for comparative purposes. The Company is considered a development stage company and has presented numbers since the inception of Driver Passport, LLC which was October 12, 2004. The business combination that took place was essentially a reverse merger whereby the operating company, Driver Passport, LLC was acquired by a shell company, the Company. The Company has treated this as a purchase for accounting purposes.

The Company is a real-time, internet, driver security program allowing shippers to verify and validate the driver prior to loading cargo. The Company provides an online system with photo, driver license and transport equipment verification that provides one more check for shippers prior to loading their cargo.

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market, and the raising of capital.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

Revenue Recognition

Although, the Company has not recognized revenue to date, the Company will account for the licensing of its software in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition.” The Company will recognize revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) the ability to collect is reasonably assured. For software arrangements with multiple elements, revenue will be recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is post-contract customer support (PCS), the entire licensing fee is recognized ratably over the contract period.

Revenue attributable to undelivered elements, including technical support, will be based on the sales price of those elements, and will be recognized ratably on a straight-line basis over the term of the license. Post-contract customer support revenue will be recognized ratably over the contract period.

If there are licensing fees collected in advance, revenues from these license fees will be recognized on a prorated-basis over the life of the license.

The Company will assess probability of collection based on a number of factors, including the creditworthiness of the customer. New customers will be subject to a credit review process that evaluates the customers’ financial position and ultimately its ability to pay according to the original terms of the arrangement. Based on this review process, if it is determined from the outset of an arrangement that collection of the resulting receivable is not probable, the Company will establish an allowance for uncollectibility.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

The Company accounts for income taxes utilizing the liability method of accounting. Under the liability method, deferred taxes are determined based on differences between financial statement and tax bases of assets and liabilities at enacted tax rates in effect in years in which differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts that are expected to be realized.

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred. All advertising and marketing costs are included in the statements of operations for the six months ended June 30, 2006 and 2005.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred. The Company, upon the acquisition of Driver Passport LLC, acquired $14,350 of software development costs that relate to the application development stage and therefore have capitalized these costs. These costs will be depreciated over a five-year period. The Company recognized $1,497 in depreciation expense for the six months ended June 30, 2006. There was no depreciation expense for the six months ended June 30, 2005.

Recent Accounting Pronouncements

On December 16, 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29, Accounting for Non-monetary Transactions” (" SFAS 153"). This statement amends APB Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. Under SFAS 153, if a non-monetary exchange of similar productive assets meets a commercial-substance criterion and fair value is determinable, the transaction must be accounted for at fair value resulting in recognition of any gain or loss. SFAS 153 is effective for non-monetary transactions in fiscal periods that begin after June 15, 2005. The Company does not anticipate that the implementation of this standard will have a material impact on its financial position, results of operations or cash flows.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 3-	SHARING ARRANGEMENT

The Company has a bank account, however, runs its operations and banking activity through a related party, its shareholder. Since Driver Passport, LLC’s inception, October 12, 2004, all transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, a shareholder of the Company funded all activity, and the Company entered into a note payable with one of its shareholders for repayment of these amounts funded by the shareholder. (See Note 4). As of June 30, 2006, the Company has $110,390 outstanding to this shareholder.

NOTE 4-	NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (8.00% as of June 30, 2006). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of June 30, 2006 is $110,390 which includes accrued interest of $1,917. Interest expense for the six months ended June 30, 2006 included in the statement of operations is $1,917.

Driver Passport LLC entered into a note payable with its member for the payment of all the costs that Driver Passport LLC incurred. The member charged prime rate (7.00% at December 31, 2005 and 5.25% at December 31, 2004) on all amounts owed by Driver Passport LLC. The note was dated January 1, 2005, and interest was assessed monthly based on the principal balance owing as of the last day of the month. On December 31, 2005, the sole member converted these amounts to contributed capital. Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)

NOTE 5-	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the six months ended June 30, 2006 of $142,210.

The Company acquired a development stage company on January 1, 2006, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. This raises substantial doubt about the Company’s ability to continue as a going concern.

The Company did sell 1,197,000 shares for $39,900 in cash in June of 2006. Management believes that the Company’s future capital requirements will depend on many factors including the success of the Company’s product development efforts.

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

NOTE 6-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with 50,000,000 shares of authorized stock; 40,000,000 of common stock and 10,000,000 of preferred stock. Each class of stock has a par value of $.001.

On January 1, 2006, the Company acquired Driver Passport LLC for 25,500,000 shares of common stock. The value of the stock was par or $25,500.

In June 2006, the Company issued 2,217,000 shares of common stock. Of these shares, 1,197,000 shares were issued for $39,900 in cash, and 1,020,000 shares were issued for consulting services valued at $34,000.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
JUNE 30, 2006 AND 2005 (UNAUDITED)
NOTE 7-	COMMITMENTS

The Company has entered into several contracts for services as follows:

a)	Product development and marketing - fees range from $4,200 per month to $6,550 per month through December 31, 2006. The Company expensed $36,200 for the six months ended June 30, 2006 for these fees.

b)
Accounting and administrative services, including website development - fees were $14,808 for the six months ended June 30, 2006 and is based on time at standard billing rates thereafter. The contract expires December 31, 2006.

The Company has recognized expenses as incurred under the accrual method of accounting. As of June 30, 2006 there are no amounts accrued for these services.

NOTE 8-	SUBSEQUENT EVENTS

In July 2006, the Company received acknowledgement from the Securities and Exchange Commission of an effective registration.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the Financial Statements of the Company and Notes thereto included elsewhere in this Report. Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. The statements, which are not historical facts contained in this Report, including this Plan of Operations, and Notes to the Financial Statements, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and the Company's actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, the Company's expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of its clients, the potential liability with respect to actions taken by its existing and past employees, risks associated with international sales, and other risks described herein and in the Company's other SEC filings.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Reform Act are unavailable to us.

General

We are a real-time, internet, driver security program allowing shippers to verify and validate the driver prior to loading cargo. We provide an online system with photo, driver license and transport equipment verification that provides one more check for shippers prior to loading their cargo.

We are:

•	a development stage;
•	that has no operating history; and
•	has earned no revenues.

Since our inception, we have devoted our activities to the following:

•	Developing our business plan
•	Obtaining our products
•	Determining the market for the services we intend to offer on our website
•	Developing a marketing plan.

Plan of Operations

Our proposed plan of operations involves the following:

Event	Actions	Lead Time	Itemized estimated cost
Customized enhancement of driver validation screen.	Additional verification field to include driver pickup or load reference number.	One week from first client contract.	Contracted IT labor. 10 hours @ $80/hr billable rate. Total estimated cost of $800.
Testing of Load Reference field before broad customer release.	Active testing of field and potential negative impact on software	One week dedicated testing from completion of field creation.	Contracted IT labor. 15 hours @ $80/hr billable rate. Total estimated cost of $1,200.
Addition of upgraded badge printer allowing for hologram technology on badges.	Faster badge printer will be necessary to expedite client badge shipments.	Six weeks from closure of first recorded sales month.	Contracted IT labor. 10 hours @ $80/hr billable rate. Labor cost $800. Estimated cost of badge printer, software and shipping $10,000. Total: $10,800
Research potential program and business expansion to offer driverhiring research services such as: criminal background check, reference checks, MVR verification, credit history research.	Research contractors providing various services, negotiate terms, create business plan and SOP's, evaluate benefits of incorporating business model into DPP.	Six months after initial sales commence.	Internal management resources to research contractors, create business model and evaluate potential. 20 hours at $125 hourly rate. $2,500 estimated research cost.
Creation of online 'Click for Help' queries for customers.	Create individual field 'help' descriptive screens.	Two month lead time from closure of first year.	Contracted IT labor. 120 hours @ $80/hr billable rate. Total estimated cost $9,600. Should provide additional on-line support reducing need for additional IT and customer service support staff.

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (8.00% as of June 30, 2006). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of June 30, 2006 is $110,390 which includes accrued interest of $1,917. Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter in which a report on Form 10-QSB is required to be filed and $10,000 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $110,390 of our operating expenses as of June 30, 2006. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of approximately $50,000 in funds to finance development of our business in the next 12 months, which funds will be used for product development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described above, or any planned material acquisitions.

We are a development state company that as of June 30, 2006, had no cash on hand. We incurred a net loss for the six months ended June 30, 2006 of $142,210.

We did raise $39,900 in cash from a private offering of our shares in June 2006. In order to commence operations and become profitable we will need to secure additional debt or equity funding. We have no source of other funding identified. We also hope to be able to raise additional funds from an offering of our stock in the future. We have no agreements, commitments or understandings in place concerning this type of offering. This offering may not occur, or if it occurs, may not raise the required funding.

Our ability to continue as a going concern is dependent on our ability to raise funds to implement our planned development; however we may not be able to raise sufficient funds to do so. Our independent auditors have indicated that there is substantial doubt about our ability to continue as a going concern over the next twelve months. Our poor financial condition could inhibit our ability to achieve our business plan. Because we have not commenced operations, an investor cannot determine if we will ever become profitable.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit #	Name and/or Identification of Exhibit

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Attached.

32.1
Certification of the Chief Executive Officer and Chief Executive Officer and Chief Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

Date: August 11, 2006	By:	/s/ Randy Brown
Randy Brown
Chief Executive Officer and Chief Financial Officer