Form 10QSB/A
period 2006-06-30
Drivers Passport, Inc.
filed 2006-09-06
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

800-743-1824
Issuer's telephone number:

SEC File Number: 333-135188

Check whether the issuer: (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No[   ]

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

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

Date: September 6, 2006	By:	/s/ Randy Brown
Randy Brown
Chief Executive Officer and Chief Financial Officer