Form 10QSB
period 2006-09-30
Drivers Passport, Inc.
filed 2006-11-14
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30th, 2006

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from __________to__________

DRIVER PASSPORT INC.
(Name of small business issuer in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	20-3955577 (I.R.S. employer identification number)

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

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

TABLE OF CONTENTS

		Page

PART I	FINANCIAL INFORMATION	3

Item 1.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Conditions and Results of Operations	5
Item 3.	Controls and Procedures	9

PART II	OTHER INFORMATION	8

Item 1.	Legal Proceedings	10
Item 2.	Changes in Securities	10
Item 3.	Defaults upon Senior Securities	10
Item 4.	Submission of Matters to a Vote of Security Holders	10
Item 5.	Other Information	10
Item 6.	Exhibits	10

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

DRIVER PASSPORT, INC
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

DRIVER PASSPORT, INC
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet as of September 30, 2006 (Unaudited)	F-2

Statements of Operations for the Nine and Three Months Ended September 30, 2006 and 2005 with Cumulative Totals for the Period October 12, 2004 (Inception) through September 30, 2006 (Unaudited)	F-3

Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended September 30, 2006 (Unaudited)	F-4

Statements of Cash Flows for the Nine Months Ended September 30, 2006 and 2005 with Cumulative Totals for the Period October 12, 2004 (Inception) through September 30, 2006 (Unaudited)	F-5

Notes to Financial Statements	F-6-F-11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Grand Forks, ND

I have reviewed the accompanying balance sheet of Driver Passport, Inc. (the “Company”) (a development stage company) as of September 30, 2006, and the related statements of operations, changes in stockholders’ equity (deficit) and cash flows for the nine and three months ended September 30, 2006 and 2005 with cumulative totals for the period October 12, 2004 (Inception) through September 30, 2006. These interim financial statements are the responsibility of the Company’s management.

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

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

October 16, 2006

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
SEPTEMBER 30, 2006 (UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-
Prepaid expenses and other current assets	-

Total Current Assets	-

Fixed assets, net of depreciation	930

OTHER ASSETS
Software development, net of amortization	12,113

TOTAL ASSETS	$13,043

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$135,074
Accounts payable and accrued expenses	1,500

Total Current Liabilities	136,574

LONG-TERM LIABILITIES
Notes payable, net of current maturities	-

Total Long-Term Liabilities	-

TOTAL LIABILITIES	136,574

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $.001 Par Value, 50,000,000
shares authorized, 27,717,000 shares issued and
outstanding	27,717
Additional paid-in capital	73,183
Accumulated deficit	(224,431)

Total Stockholders’ Equity (Deficit)	(123,531)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$13,043

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
WITH CUMULATIVE TOTALS FOR THE PERIOD OCTOBER 12, 2004 (INCEPTION)
THROUGH SEPTEMBER 30, 2006 (UNAUDITED)

	Nine Months	Nine Months	Three Months	Three Months	October 12, 2004
	September 30,	September 30,	September 30,	September 30,	Through
	2006	2005	2006	2005	September 30, 2006
OPERATING REVENUES
Revenues	$-		$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	162,356	76,312	23,560	50,392	318,962
Depreciation and amortization	2,281	-	784	-	3,031
Total Operating Expenses	164,637	76,312	24,344	50,392	321,993

(LOSS) BEFORE OTHER (EXPENSE)	(164,637)	(76,312)	(24,344)	(50,392)	(321,993)

OTHER (EXPENSE)
Interest expense	(4,541)	(1,309)	(2,624)	(955)	(7,119)
Total Other (Expense)	(4,541)	(1,309)	(2,624)	(955)	(7,119)

NET LOSS	$(169,178)	$(77,621)	$(26,968)	$(51,347)	$(329,112)

NET LOSS PER SHARE	($0.01)	($0.01)	($0.01)	($0.01)

WEIGHTED AVERAGE SHARES
OUTSTANDING	26,320,209	25,500,000	27,717,000	25,500,000

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

					Additional
	Preferred	Par	Common	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance, January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the nine months	-	-	-	-	-	(169,178)	(169,178)

Balance, September 30, 2006	-	-	27,717,000	$27,717	$73,183	$(224,431)	$(123,531)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
WITH CUMULATIVE TOTALS FOR THE PERIOD OCTOBER 12, 2004 (INCEPTION) THROUGH SEPTEMBER 30, 2006 (UNAUDITED)

			October 12, 2004
			Through
	2006	2005	September 30, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(169,178)	$(77,621)	$(329,112)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	2,281	-	3,031
Shares issued for services	34,000	-	34,000

Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(42,500)	-	1,500
Total adjustments	(6,219)	-	37,747
Net cash (used in) operating activities	(175,397)	(77,621)	(290,581)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,074)	-	(1,074)
Software development costs	-	(15,000)	(15,000)
Net cash (used in) investing activities	(1,074)	(15,000)	(16,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds/(payments) of notes payable	135,074	92,621	135,074
(Decrease) in bank overdraft	(3)	-	-
Shares issued for cash	39,900	-	39,900
Contributed capital	1,500	-	1,500
Member equity contributions	-	-	130,181
Net cash provided by financing activities	176,471	92,621	306,655

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

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

On January 2, 2006, Driver Passport, LLC was dissolved.

The financial statements for the nine months ended September 30, 2006 represent the Company, and the amounts for the nine months ended September 30, 2005 represent those of Driver Passport, LLC for comparative purposes. The Company is considered a development stage company and has presented numbers since the inception of Driver Passport, LLC which was October 12, 2004. The business combination that took place was essentially a reverse merger whereby the operating company, Driver Passport, LLC was acquired by a shell company, the Company. The Company has treated this as a purchase for accounting purposes.

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

Advertising
The Company’s policy is to expense the costs of advertising and marketing as incurred. All advertising and marketing costs are included in the statements of operations for the nine months ended September 30, 2006 and 2005.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred. The Company, upon the acquisition of Driver Passport LLC, acquired $14,350 of software development costs that relate to the application development stage and therefore have capitalized these costs. These costs will be depreciated over a five-year period. The Company recognized $2,138 in depreciation expense for the nine months ended September 30, 2006. There was no depreciation expense for the nine months ended September 30, 2005.

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

NOTE 3 -	SHARING ARRANGEMENT

The Company has a bank account, however, runs its operations and banking activity through a related party, its shareholder. Since Driver Passport, LLC’s inception, October 12, 2004, all transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, a shareholder of the Company funded all activity, and the Company entered into a note payable with one of its shareholders for repayment of these amounts funded by the shareholder. (See Note 4). As of September 30, 2006, the Company has $135,074 outstanding to this shareholder.

NOTE 4 -	NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (8.25% as of September 30, 2006). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of September 30, 2006 is $135,074 which includes accrued interest of $4,541. Interest expense for the nine months ended September 30, 2006 included in the statement of operations is $4,541.

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

NOTE 5 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the nine months ended September 30, 2006 of $169,178.

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

The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

NOTE 6 -	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with 50,000,000 shares of authorized stock; 40,000,000 of common stock and 10,000,000 of preferred stock. Each class of stock has a par value of $.001.

On January 1, 2006, the Company acquired Driver Passport LLC for 25,500,000 shares of common stock. The value of the stock was par or $25,500.

In June 2006, the Company issued 2,217,000 shares of common stock. Of these shares, 1,197,000 shares were issued for $39,900 in cash, and 1,020,000 shares were issued for consulting services valued at $34,000. The Company also received $1,500 of contributed capital in the nine months ended September 30, 2006.

In July, 2006, the Company received acknowledgement from the Securities and Exchange Commission of an effective registration. No additional shares have been traded or issued under this registration.

NOTE 7 -	COMMITMENTS

The Company has entered into several contracts for services as follows:

a)
Product development and marketing - fees range from $3,200 per month to $6,550 per month through December 31, 2006. The Company expensed $52,000 for the nine months ended September 30, 2006 for these fees.

b)
Accounting and administrative services, including website development - fees were $18,622 for the nine months ended September 30, 2006 and is based on time at standard billing rates thereafter. The contract expires December 31, 2006.

The Company has recognized expenses as incurred under the accrual method of accounting. As of September 30, 2006 there are no amounts accrued for these services.

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

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (8.00% as of June 30, 2006). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of September 30, 2006 is $135,074 which includes accrued interest of $1,917. Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter in which a report on Form 10-QSB is required to be filed and $10,000 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $135,074 of our operating expenses as of September 30, 2006 The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are a development state company that as of September 30th, 2006 we had no cash on hand. We incurred a net loss for the nine months ended September 30th, 2006 of $169,178.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (ÒCEOÓ) and Chief Financial Officer (ÒCFOÓ), of the effectiveness of the Company’s disclosure controls and procedures as of September 30th, 2006. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

Date: October 14th, 2006	By:	/s/ Randy Brown
Randy Brown Chief Executive Officer and Chief Financial Officer