Form 10KSB
period 2006-12-31
Driver Passport, Inc.
filed 2007-03-27
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)
☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: December 31, 2006.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from ____________to____________.

  SEC File Number: 333-135188

DRIVER PASSPORT INC.
(Name of small business issuer in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	20-3955577 (I.R.S. employer identification number)

1168 12th Street N.E. Grand Forks, ND 58201
(Address of principal executive offices and zip code)

800-743-1824
Issuer's telephone number:

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common stock, $0.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB or any amendment to this Form 10-KSB [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,717,000 shares of common stock outstanding as of August 8, 2006.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes: [X ] No: [  ]

TABLE OF CONTENTS

Item		Page
1	Description of Business	4.
2	Description of Properties	7.
3	Legal Proceedings	8.
4	Submission of Matters to a Vote of Security Holders	8.

PART II

5	Market for Common Equity and Related Stockholder Matters	8
6	Plan of Operation	10
7	Financial Statements	12
8	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	13
8A	Controls and Procedures	13
8B	Other Information	13

PART III

9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	13
10	Executive Compensation	14
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	14
12	Certain Relationships and Related Transactions	15
13	Exhibits	15
14	Principal Accountant Fees and Services	18
	Signatures	19

FORWARD-LOOKING STATEMENTS

Information included or incorporated by reference in this filing may contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements. Forward-looking statements, which involve assumptions and describe our future plans, strategies and expectations, are generally identifiable by use of the words "may," "will," "should," "expect," "anticipate," "estimate," "believe," "intend" or "project" or the negative of these words or other variations on these words or comparable terminology.

This filing contains forward-looking statements, including statements regarding, among other things, (a) Driver Passport’s projected sales and profitability, (b) Driver Passport’s growth strategies, (c) anticipated trends in Driver Passport’s industry, (d) and Driver Passport’s future financing plans . These statements may be found under "Management's Discussion and Analysis or Plan of Operation" and "Description of Business," as well as in this filing generally. Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. In addition to the information expressly required to be included in this filing, Driver Passport will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made not misleading.

Part I

ITEM 1 - DESCRIPTION OF BUSINESS

Business Development

Driver Passport, LLC., was incorporated as a limited liability company in North Dakota on October 12, 2004. On January 1, 2006, Driver Passport, Inc., a newly formed North Dakota corporation acquired the DriverPassport.com website together with all tangible and intellectual property rights and all other assets owned by the LLC for 25,500,000 shares of common stock of Driver Passport, Inc. On January 2, 2006, the LLC was dissolved, and the shares of stock were conveyed to the LLC's sole member, Mr. Randy Brown, our president.

Our address is 1168 12th Street N.E., Grand Forks, ND 58201 and our telephone number is 800-743-1824.

We are:

•	a development stage;
•	that has no operating history; and
•	has earned no revenues.

Since our inception, we have devoted our activities to the following:

•	Developing our business plan
•	Obtaining our products
•	Determining the market for the services we intend to offer on our website
•	Developing a marketing plan.

Driver Passport

We are a real-time, internet, driver security program allowing shippers to verify and validate the driver prior to loading cargo. We provide an online system with photo, driver license and transport equipment verification that provides one more check for shippers prior to loading their cargo.

Driver Passport is designed to provide quick and easy verification for client companies shipping with participating carriers. Our website is available 24 hours per day, 365 days per year.

Client companies apply for participation in Driver Passport. Once the account is activated, the client administrator creates the user records, driver files, site files and site specific security requirements. Driver Passport issues badge numbers and generates the driver badges based upon the driver files entered into the system.

Drivers are assigned Driver Passport Identification Badges with individual identification numbers. These numbers, the driver’s photo and other pertinent driver information are maintained in a web-based security system as on online verification badge. The shipper and receiver not only has a second photo identification card supplementing the driver’s license, but this form of identification can be verified instantly on the Driver Passport website.

In addition to verifying the driver’s identity, the program shows the driver’s current operating endorsements, tractor, and trailer number.

Updates to the Driver Passport site are immediate and real-time Tractor and trailer information, order information and site access is updated instantaneously.

Client companies will pay an annual membership fee. Transportation companies will also pay monthly per-driver fees in addition to annual membership. This encourages client administrators to review their active driver files and inactivate any drivers no longer employed.

We anticipate our pricing will be as follows:

Shipping and Receiving Pricing - Annual Membership (up to 25 users per site)
Tiered pricing:
1-10 sites	$500.00/each
11-20 sites	$450.00/each
21-30 sites	$350.00/each
31-40 sites	$225.00/each
41 plus sites	$130.00/each

A ‘Site’ is a physical location and could be a production facility, warehouse, terminal or corporate office. Sites allow customized security protocol for users at specific locations.

Transport Company Pricing - Annual Membership (up to 25 users per site)
Tiered pricing:
1-10 sites	$500.00/each
11-20 sites	$450.00/each
21-30 sites	$350.00/each
31-40 sites	$225.00/each
41 plus sites	$130.00/each

A ‘Site’ is a physical location and could be a production facility, warehouse, terminal or corporate office. Sites allow customized security protocol for users at specific locations.

Driver Passport Inc. Badges (Initial issue)
Tiered pricing:
1-5,000 drivers	$20.00/driver
5,001-10,000drivers	$15.00/driver
10,001 plus drivers	$10.00/driver

Replacement badges:
$20.00/each plus shipping and handling

Monthly Driver Charge
Tiered pricing:
1-5,000 drivers	$1.00/driver/month
5,001-10,000 drivers	$0.80/driver/month
10,001 or more drivers	$0.70/driver/month

Planned Marketing and Distribution

Driver Passport Inc. targeted markets include chemical, food, and pharmaceutical transporters and facilities. The Department of Transportation (DOT) implemented stricter security requirements for all production, warehouse and transporters of hazardous materials. Regulations surrounding hazmat chemical security were written into HM232 and have been adopted within 49CFR. These regulations affect agricultural, industrial and fine chemicals. FDA, USDA and DHS recognize terrorism risk for food and pharmaceutical industries and are beginning increased security requirements for producers, warehouses and transporters of food and pharmaceutical products.

We intend to sell initially in the US and in Canada.

Competition

We compete with many other companies selling transportation security systems. Some of our competitors are more established and have substantially greater resources us. We do not yet compete in this market.

Biometric technology. Not every shipping and/or receiving location will have the biometric readers, primarily due to the cost, which will make difficult seamless security throughout the supply chain. With the recent additional costs facing transportation companies, i.e. fuel costs, criminal background checks, and driver availability, we believe transportation companies cannot afford to expend large sums of cash for hardware. Transportation companies also cannot afford not to take transportation security seriously.

Global Positioning Systems. Global Positioning Systems are expensive and operate in a reactive manner by tracing errant equipment after an emergency has occurred. Driver Passport allows for a pro-active approach to security. The driver is verified prior to loading or unloading the transport equipment. Validation occurs prior to shipping.

Driver Passport intends to compete by offering a system that is reasonably priced, easy to use, and available to anyone with internet access. Because it is easily accessible, with no capital expenditure requirement, and user friendly, Driver Passport would be readily available and could be used throughout the supply chain maintaining seamless security.

Employees

We have the following employees:

Full time:
Management - 2
Sales - 1

Part time:
Sales - 1

ITEM 2 - DESCRIPTION OF PROPERTY

We currently rent the following property:

•	Address: City/State/Zip: 1168 12th St NE Grand Forks, ND 58201
•	Number of Square Feet: 1500
•	Name of Landlord: Dakota Fusion
•	Term of Lease: Annual, expiring 12/31/07
•	Monthly Rental: $550
•	Is adequate for current needs

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property to insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

ITEM 3 - LEGAL PROCEEDINGS

Mr. Brown and his affiliates Capital Harvest, Inc., AGSCO, Inc. and Ag-Supplier.com, Inc. were involved in business litigation with John D. Erickson, Richard Dregseth and Jon Ramsey District Court of Northeast Judicial District state of North Dakota located in Grand Forks, North Dakota. In one action, John D. Erickson, Richard Dregseth and Jon Ramsey alleged Mr. Brown and his affiliates failed to give them a promised share of the business of Capital Harvest, Inc, which was to be a captive finance company. In the second action, Mr. Brown’s affiliates seeked injunctive relief to keep three individual defendants from using proprietary material and for damages in relation to the use of the certain proprietary material.

The law suits went to a jury trial on November 28, 2006. The trial lasted seven days and on December 6, the jury delivered a verdict, where it found that Randy Brown was not liable to the plaintiffs for either of their claims. The plaintiffs have appealed their case to the North Dakota Supreme Court to be heard sometime in the late spring early summer of 2007.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

ITEM 5 - MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

Our Common Stock presently trades on the NASD OTC Bulletin Board under the symbol "DPSS.OB."

As of December 31, 2006, we had 27,717,000 outstanding shares of Common Stock, $.001 par value. As of December 31, 2006, we had outstanding 5,000 shares of Preferred Stock. ("Series A Preferred Stock").

The following table sets forth certain information with respect to the high and low market prices of our common stock for the fiscal years ended December 31, 2006:

Year	Period	High	Low
Fiscal Year 2006	10/1/06 - 12/31/06	$.25	$.05

The closing price of our Common Stock on December 31, 2006 was $0.25.

The high and low prices are based on the average bid and ask prices for our Common Stock as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

 Trades of our Common Stock may be subject to Rule 15g-9 of the SEC, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons otherthan established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). If the Company’s Common Stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

B. Holders

Records of our stock transfer agent indicate that as of December 31, 2006, we had 52 record holders of our Common Stock. Since a significant number of our shares are held by financial institutions in "street name" it is likely that we have significantly more stockholders than indicated above. We estimate that we have approximately 75 beneficial owners, including such shares held in "street name."

C. Dividends

Currently we do not pay cash dividends and we intend to retain future earnings to support our growth. We do not anticipate paying any cash dividends in the foreseeable future.

D. Recent Sales of Unregistered Securities

None.

ITEM 6 - PLAN OF OPERATION

Critical Accounting Policies and Estimates:

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities. We evaluate our estimates, including those related to contingencies, on an ongoing basis. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting policies, among others; involve the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Information Relating To Forward-Looking Statements

When used in this Annual Report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "intend," "plans", and similar expressions are intended to identify forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 regarding events, conditions and financial trends which may affect the Company’s future plans of operations, business strategy, operating results and financial position. Such statements are not guarantees of future performance and are subject to risks and uncertainties and actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors include, among others: (i) the Company’s ability to obtain additional sources of capital to fund continuing operations; in the event it is unable to timely generate revenues (ii) the Company’s ability to retain existing or obtain additional licensees who will act as distributors of its products; (iii) the Company’s ability to obtain additional patent protection for its technology; and (iv) other economic, competitive and governmental factors affecting the Company’s operations, market, products and services. Additional factors are described in the Company’s other public reports and filings with the Securities and Exchange Commission. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date made. The Company undertakes no obligation to publicly release the result of any revision of these forward-looking statements to reflect events or circumstances after the date they are made or to reflect the occurrence of unanticipated events.

General

We are a real-time, internet, driver security program allowing shippers to verify and validate the driver prior to loading cargo. We provide an online system with photo, driver license and transport equipment verification that provides one more check for shippers prior to loading their cargo.

We are:

•	a development stage;
•	that has no operating history; and
•	has earned no revenues.

Since our inception, we have devoted our activities to the following:

•	Developing our business plan
•	Obtaining our products
•	Determining the market for the services we intend to offer on our website
•	Developing a marketing plan.

Plan of Operations

Our proposed plan of operations involves the following:

Event	Actions	Lead Time	Itemized estimated cost
Customized enhancement of driver validation screen.	Additional verification field to include driver pickup or load reference number.	One week from first client contract.	Contracted IT labor. 10 hours @ $80/hr billable rate. Total estimated cost of $800.
Testing of Load Reference field before broad customer release.	Active testing of field and potential negative impact on software.	One week dedicated testing from completion of field creation.	Contracted IT labor. 15 hours @ $80/hr billable rate. Total estimated cost of $1,200.
Addition of upgraded badge printer allowing for hologram technology on badges.	Faster badge printer will be necessary to expedite client badge shipments.	Six weeks from closure of first recorded sales month.	Contracted IT labor. 10 hours @ $80/hr billable rate. Labor cost $800. Estimated cost of badge printer, software and shipping $10,000. Total: $10,800
Research potential program and business expansion to offer driver hiring research services such as: criminal background check, reference checks, MVR verification, credit history research.	Research contractors providing various services, negotiate terms, create business plan and SOP's, evaluate benefits of incorporating business model into DPP.	Six months after initial sales commence.	Internal management resources to research contractors, create business model and evaluate potential. 20 hours at $125 hourly rate. $2,500 estimated research cost.
Creation of online 'Click for Help' queries for customers.	Create individual field 'help' descriptive screens.	Two month lead time from closure of first year.	Contracted IT labor. 120 hours @ $80/hr billable rate. Total estimated cost $9,600. Should provide additional on-line support, reducing need for additional IT and customer service support staff.

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (8.25% as of December 31, 2006). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of December 31, 2006 is $173,421 which includes accrued interest of $7,652.

Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $10,000 per quarter, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $40,278 of our operating expenses as of December 31, 2006. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

We will need to secure a minimum of approximately $50,000 in funds to finance development of our business in the next 12 months, which funds will be used for product development and sales and marketing. However in order to become profitable we may still need to secure additional debt or equity funding. We hope to be able to raise additional funds from an offering of our stock in the future. However, this offering may not occur, or if it occurs, may not raise the required funding. We do not have any plans or specific agreements for new sources of funding, except for the anticipated loans from management as described below, or any planned material acquisitions.

We are a development stage company that as of December 31, 2006, had no cash on hand. We incurred a net loss for the year ended December 31, 2006 of $214,309.

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

ITEM 7 - FINANCIAL STATEMENTS

Financial statements are included under Item 13(A) and may be found at pages F-1 - F-15.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

The Corporation maintains controls and other procedures that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. At the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including its Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer concluded that, as of December 31, 2006, our disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company's Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

ITEM 8B. OTHER INFORMATION

None

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

A. Identification of Executive Officers and Directors

The Company’s Board of Directors currently consists of one director. Set forth below is certain information regarding our directors and key executive officers.

DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director shall be elected for the term of one year, and until his successor is elected and qualified, or until his earlier resignation or removal. Our directors and executive officers are as follows:

Name	Age	Position
Randy Brown	47	President, CEO and Director

Mr. Brown joined us in January 2006. He has been Vice President Of AGSCO Inc., an Agricultural Supply Company since March 1997, and previously served as president from April 1997. He has been CEO of Ag Depot, Inc., also an agricultural supply company.

Compensation of Directors

None

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2006, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2005 and 2006. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Options/SARS (#)
Randy Brown	2006	0	0	0
President, CEO and Director	2005	0	0	0

Employment Agreements

We have no employment agreements with our executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2006, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Amount of Beneficial Ownership (1)	Percent of Beneficial Ownership (2)
Randy Brown	25,500,000	94%
5427 12th Street S
Fargo, ND 58104

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (8.25% as of December 31, 2006). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of December 31, 2006 is $173,421 which includes accrued interest of $7,652.

Driver Passport LLC entered into a note payable with Mr. Brown for the payment of all the costs that Driver Passport LLC incurred for software development and start up costs. The member charged prime rate (7.00% at December 31, 2005 and 5.25% at December 31, 2004) on all amounts owed by Driver Passport LLC. The note was dated January 1, 2005, and interest was assessed monthly based on the principal balance owing as of the last day of the month. On December 31, 2005, Mr. Brown converted these amounts to contributed capital. Driver Passport LLC had no amounts outstanding on December 31, 2005 to Mr. Brown.

Except as set forth above, we have not entered into any material transactions with any director, executive officer, and promoter, beneficial owner of five percent or more of our common stock, or family members of such persons.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K

A.	Financial Statements filed as part of this Report:

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Grand Forks, ND

I have audited the accompanying balance sheets of Driver Passport, Inc. (the “Company”) (a development stage company) as of December 31, 2006 and 2005, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended and for the period October 12, 2004 (inception) through December 31, 2006 for the statements of operations, stockholders’ equity and cash flows. These financial statements are the responsibility of management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has just begun operations, and is currently developing its business. The Company has incurred losses in its first few years of operations, and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driver Passport, Inc. (a development stage company) as of December 31, 2006 and December 31, 2005, and the results of its operations, and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

March 8, 2007

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005

	2006	2005

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Fixed assets, net of depreciation	859	-

OTHER ASSETS
Software development, net of amortization	11,400	14,250

TOTAL ASSETS	$12,259	$14,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$173,421	$-
Accounts payable and accrued expenses	7,500	44,000
Bank overdraft	-	3

Total Current Liabilities	180,921	44,003

TOTAL LIABILITIES	180,921	44,003

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares	-	-
authorized, no shares issued and outstanding
Common stock, $.001 par value, 50,000,000 shares
authorized, 27,717,000 and 25,500,000 shares
issued and outstanding	27,717	25,500
Additional paid-in capital	73,183	-
Accumulated deficit	(269,562)	(55,253)

Total Stockholders’ Equity (Deficit)	(168,662)	(29,753)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,259	$14,250

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			October 12, 2004
			Through
	2006	2005	December 31, 2006

OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	203,592	155,968	360,198
Depreciation and amortization	3,065	750	3,815
Total Operating Expenses	206,657	156,718	364,013

(LOSS) BEFORE OTHER (EXPENSE)	(206.657)	(156,718)	(364,013)

OTHER (EXPENSE)
Interest expense	(7,652)	(2,576)	(10,230)
Total Other (Expense)	(7,652)	(2,576)	(10,230)

NET LOSS	$(214,309)	$(159,294)	$(374,243)

LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	27,125,070	25,500,000

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2006

					Additional
	Preferred	Par	Common	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	(Deficit)	Total
Balance, January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year	-	-	-	-	-	(214,309)	(214,309)

Balance, December 31, 2006	-	-	27,717,000	$27,717	$73,183	$(269,562)	$(168,662)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005

			October 12, 2004
			Through
	2006	2005	December 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(214,309)	$(159,294)	$(374,243)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	3,065	750	3,815
Shares issued for services	34,000	-	34,000

Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(36,500)	44,000	7,500
Total adjustments	565	44,750	45,315

Net cash (used in) operating activities	(213,744)	(114,544)	(328,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(1,074)		(1,074)
Software development costs	-	(15,000)	(15,000)

Net cash (used in) investing activities	(1,074)	(15,000)	(16,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds/(payments) of notes payable	173,421	(537)	173,421
Shares issued for cash	39,900		39,900
Contributed capital	1,500		1.500
Increase (decrease) in bank overdraft	(3)	-	-
Member equity contributions	-	130,081	130,181
Net cash provided by financing activities	214,818	129,544	345,002

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

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

On January 2, 2006, Driver Passport, LLC was dissolved.

The financial statements for the year ended December 31, 2006 represent the Company, and the amounts for the year ended December 31, 2005 represent those of Driver Passport, LLC for comparative purposes. The Company is considered a development stage company and has presented numbers since the inception of Driver Passport, LLC which was October 12, 2004. The business combination that took place was essentially a reverse merger whereby the operating company, Driver Passport, LLC was acquired by a shell company, the Company. The Company has treated this as a purchase for accounting purposes.

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
DECEMBER 31, 2006 AND 2005

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
DECEMBER 31, 2006 AND 2005

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

Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer equipment - 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable. For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amount and estimated fair value.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) includes additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2006	2005

Net loss	$(214,309)	$(159,294)

Weighted-average common shares
Outstanding (Basic)	27,125,070	25,500,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	27,125,070	25,500,000

Advertising
The Company’s policy is to expense the costs of advertising and marketing as incurred. All advertising and marketing costs are included in the statements of operations for the years ended December 31, 2006 and 2005.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred. The Company, upon the acquisition of Driver Passport LLC, acquired $14,250 of software development costs that relate to the application development stage and therefore have capitalized these costs. These costs will be depreciated over a five-year period. The Company recognized $2,850 in depreciation expense for the year ended December 31, 2006. There was $750 depreciation expense for the year ended December 31, 2005 for Drivers Passport, LLC.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 is not expected to have a material impact on the financial statements.

In September 2006, the FASB issued SFAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements 87, 88, 106 and 132(R)” (“SFAS 158”). SFAS 158 requires an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. SFAS 158 also requires the measurement of defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Management does not expect adoption of SFAS 158 to have a material impact on the Company’s financial statements.

In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management is still evaluating what effect this will have on the Company’s financial statements.

In September 2006, the United States Securities and Exchange Commission (“SEC”) issued SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”

This SAB provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. SAB 108 establishes an approach that requires quantification of financial statement errors based on the effects of each of the company’s financial statements and the related financial statement disclosures. SAB 108 permits existing public companies to record the cumulative effect of initially applying this approach in the first year ending after November 15, 2006 by recording the necessary correcting adjustments to the carrying values of assets and liabilities as of the beginning of that year with the offsetting adjustment recorded to the opening balance of retained earnings. Additionally, the use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose. The Company does not anticipate that SAB 108 will have a material impact on its financial statements.

NOTE 3 -	FIXED ASSETS

Fixed assets as of December 31, 2006 and 2005 were as follows:

	Estimated Useful
	Lives (Years)	2006	2005

Computer equipment	5	$1,074	$-

Less: accumulated depreciation		(215)	(-)
Fixed assets, net		$859	$-

There was $215 and $0 charged to operations for depreciation expense for the years ended December 31, 2006 and 2005, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 4 -	SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 5). As of December 31, 2006, the Company has $165,769 outstanding to this majority shareholder, as well as $7,652 in accrued interest.

NOTE 5 -	NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (8.25% as of December 31, 2006). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of December 31, 2006 is $173,421 which includes accrued interest of $7,652. Interest expense for the year ended December 31, 2006 included in the statement of operations is $7,652.

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 6 -	PROVISION FOR INCOME TAXES

Deferred income taxes in 2006 are determined using the liability method for the temporary differences between the financial reporting basis and income tax basis of the Company’s assets and liabilities. Deferred income taxes are measured based on the tax rates expected to be in effect when the temporary differences are included in the Company’s tax return. Deferred tax assets and liabilities are recognized based on anticipated future tax consequences attributable to differences between financial statement carrying amounts of assets and liabilities and their respective tax bases. In 2005, the Company was a limited liability company and all income and loss was passed through to the Company’s sole member.

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$72,865

Valuation allowance	(72,865)

$-

At December 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $214,309, available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2006 is summarized as follows:

2006
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	4.5
Valuation allowance	29.5
0%

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 7 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the year ended December 31, 2006 of $214,309.

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

The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with 50,000,000 shares of authorized stock; 40,000,000 of common stock and 10,000,000 of preferred stock. Each class of stock has a par value of $.001.

On January 1, 2006, the Company acquired Driver Passport LLC for 25,500,000 shares of common stock. The value of the stock was par or $25,500.

In June 2006, the Company issued 2,217,000 shares of common stock. Of these shares, 1,197,000 shares were issued for $39,900 in cash, and 1,020,000 shares were issued for consulting services valued at $34,000. The Company also received $1,500 of contributed capital in the year ended December 31, 2006.

In July, 2006, the Company received acknowledgement from the Securities and Exchange Commission of an effective registration. No additional shares have been traded or issued under this registration.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 AND 2005

NOTE 9 -	COMMITMENTS

The Company has entered into several contracts for services as follows:

a)
Product development and marketing - fees range from $3,200 per month to $6,550 per month through December 31, 2006. The Company expensed $61,600 for the year ended December 31, 2006 for these fees. In the year ended December 31, 2005, Drivers Passport, LLC incurred $47,754 in product development and marketing fees.

b)
Accounting and administrative services, including website development - fees were $20,474 for the year ended December 31, 2006 and is based on time at standard billing rates thereafter. In the year ended December 31, 2005, Drivers Passport, LLC incurred $33,345 in accounting and administrative fees.

The Company has recognized expenses as incurred under the accrual method of accounting. As of December 31, 2006 there are no amounts accrued for these services. These fees were paid through the note payable with the majority shareholder.

NOTE 10 -	SUBSEQUENT EVENTS

The Company in February 2007, formed a strategic partnership with Corporate Security Services Group in order to enhance existing security services. These services will focus on providing a variety of services including comprehensive employment screening services both domestically and internationally to site specific security plans.

B.	Financial Statement Schedules:

None.

C.	The following Exhibits are filed as part of this Report:

Exhibit	Description
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees. We incurred aggregate fees and expenses of approximately $12,000 and $6,500 from Michael Pollack, CPA for the 2006 and 2005 fiscal years, respectively. Such fees were primarily for work completed for our 2006 annual audit and 10-QSB filings during the 2005 and 2006 fiscal years.

Tax Fees. We incurred approximately $0 and $0 in fees from Michael Pollack, CPA for the 2006 and 2005 fiscal years, respectively, for professional services rendered for tax compliance, tax advise and tax planning.

All Other Fees. We incurred other fees from Michael Pollack, CPA during fiscal years 2006 and 2005 of $0 and $0, respectively. The fees for 2006 and 2006 were primarily for services associated with filing of an SB-2 and rfinancial statements which resulted from comments provided by the Securities and Exchange Commission. We intend to continue using Michael Pollack, CPA, solely for audit and audit-related services, tax consultation and tax compliance services, and, as needed, for due diligence in acquisitions and other regulatory filings.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 22nd day of March, 2007.

Driver Passport, Inc.

By: /s/ Randy Brown
Randy Brown Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

Driver Passport, Inc.

By: /s/ Randy Brown	Date: March 22, 2007
Randy Brown Director