Form 10KSB/A
period 2006-12-31
Driver Passport, Inc.
filed 2007-05-04
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB/A

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes: [X] No: [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-KSB/A or any amendment to this Form 10-KSB/A [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,847,000 shares of common stock outstanding as of May 4, 2007. Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

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

EXPLANATORY NOTE

Driver Passport, Inc . (“DRIVER” or the “Company”) is filing this Amendment to its Annual Report on Form 10-KSB/A for the fiscal year ended December 31, 2006, which was filed on March 27, 2007 including our consolidated financial statements and notes thereto, which are included in Exhibit 15. The purpose of this Amendment on this Form 10-KSB/A is to reflect the restatement of our historical financial statements for the fiscal year ended December 31, 2006. This Amendment includes, in its entirety, all items that were impacted by our restatement. Except as otherwise expressly provided, this Amendment to our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006 does not reflect events occurring after the filing of the original Annual Report on Form 10-KSB or modify or update those disclosures, except as required to reflect the effects of the restatement.

RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company has restated its financial statements for the year ended December 31, 2006 to reflect the accrual of services performed in 2006 that were paid with the issuance of 2,130,000 common shares in February 2007. The value of these shares was $.05 per share or $106,500. This adjustment reflects a correction of an error.

 The restatement has the following impact on our net loss, accumulated deficit and basic and diluted earnings per common share as follows:

Balance Sheets	12/31/2006

Total Current Liabilities, as previously reported	$180,921
Liability for common stock to be issued	106,500
Total Current Liabilities, as restated	$287,421

Accumulated deficit, as previously reported	$(269,562)
Expense for common stock to be issued	(106,500)
Accumulated deficit, as restated	$(376,062)

Statements of Operations	12/31/2006

General and administrative expenses, as previously reported	$203,592
Expense for common stock to be issued	106,500
General and administrative expenses, as restated	$310,092

Net loss, as previously reported	$(214,309)
Expense for common stock to be issued	(106,500)
Net loss, as restated	$(320,809)

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

We are a development stage company that as of December 31, 2006, had no cash on hand. We incurred a net loss for the year ended December 31, 2006 of $320,809.

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

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

As noted in Note 11 to the financial statements, the Company has restated its financial statements for the year ended December 31, 2006 to reflect the accrual of services performed in 2006 that were paid with the issuance of 2,130,000 common shares in February 2007. The value of these shares was $.05 per share or $106,500. This adjustment reflects a correction of an error.

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

March 8, 2007, except for Note 11 which is dated May 1, 2007

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2006 (RESTATED) AND 2005

	2006	2005
	(RESTATED)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Fixed assets, net of depreciation	859	-

OTHER ASSETS
Software development, net of amortization	11,400	14,250

TOTAL ASSETS	$12,259	$14,250

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$173,421	$-
Accounts payable and accrued expenses	7,500	44,000
Liability for stock to be issued	106,500	-
Bank overdraft	-	3

Total Current Liabilities	287,421	44,003

TOTAL LIABILITIES	287,421	44,003

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares	-	-
authorized, no shares issued and outstanding
Common stock, $.001 par value, 50,000,000 shares
authorized, 27,717,000 and 25,500,000 shares
issued and outstanding	27,717	25,500
Additional paid-in capital	73,183	-
Accumulated deficit	(376,062)	(55,253)

Total Stockholders’ Equity (Deficit)	(275,162)	(29,753)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$12,259	$14,250

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

			October 12, 2004
			Through
	2006	2005	December 31, 2006
	(RESTATED)		(RESTATED)
OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	310,092	155,968	466,698
Depreciation and amortization	3,065	750	3,815
Total Operating Expenses	313,157	156,718	470,513

(LOSS) BEFORE OTHER (EXPENSE)	(313,157)	(156,718)	(470,513)

OTHER (EXPENSE)
Interest expense	(7,652)	(2,576)	(10,230)
Total Other (Expense)	(7,652)	(2,576)	(10,230)

NET LOSS	$(320,809)	$(159,294)	$(480,743)

LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	27,125,070	25,500,000

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2006 (RESTATED)

					Additional
	Preferred	Par	Common	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	(Deficit)	Total

Balance, January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year, as previously reported	-	-	-	-	-	(214,309)	(214,309)

Prior period adjustment, see Note 11	-	-	-	-	-	(106,500)	(106,500)
Net loss for the year, as restated	-	-	-	-	-	(320,809)	(320,809)

Balance, December 31, 2006, as restated	-	-	27,717,000	$27,717	$73,183	$(376,062)	$(275,162)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2006 (RESTATED) AND 2005

			October 12, 2004
			Through
	2006	2005	December 31, 2006
	(RESTATED)		(RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(320,809)	$(159,294)	$(480,743)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	3,065	750	3,815
Shares issued or accrued for services	140,500	-	140,500

Changes in assets and liabilities
Increase (decrease) in accounts payable and accrued expenses	(36,500)	44,000	7,500
Total adjustments	107,065	44,750	151,815

Net cash (used in) operating activities	(213,744)	(114,544)	(328,928)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(1,074)		(1,074)
Software development costs	-	(15,000)	(15,000)

Net cash (used in) investing activities	(1,074)	(15,000)	(16,074)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds/(payments) of notes payable	173,421	(537)	173,421
Shares issued for cash	39,900		39,900
Contributed capital	1,500		1.500
Increase (decrease) in bank overdraft	(3)	-	-
Member equity contributions	-	130,081	130,181
Net cash provided by financing activities	214,818	129,544	345,002

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 (RESTATED) AND 2005

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

The Company has restated its financial statements for the year ended December 31, 2006 to reflect the accrual of services performed in 2006 that were paid with the issuance of 2,130,000 common shares in February 2007. The value of these shares was $.05 per share or $106,500. This adjustment reflects a correction of an error. See Note 11 for additional information.

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
DECEMBER 31, 2006 (RESTATED) AND 2005

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
DECEMBER 31, 2006 (RESTATED) AND 2005

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
DECEMBER 31, 2006 (RESTATED) AND 2005

NOTE 2 -   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2006	2005
	(RESTATED)
Net loss	$(320,809)	$(159,294)

Weighted-average common shares
Outstanding (Basic)	27,125,070	25,500,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	27,125,070	25,500,000

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
DECEMBER 31, 2006 (RESTATED) AND 2005

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

NOTE 3-    FIXED ASSETS

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
DECEMBER 31, 2006 (RESTATED) AND 2005

NOTE 4-   SHARING ARRANGEMENT

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

NOTE 5-   NOTE PAYABLE

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
DECEMBER 31, 2006 (RESTATED) AND 2005

NOTE 6-   PROVISION FOR INCOME TAXES
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

At December 31, 2006, deferred tax assets consist of the following:

Net operating losses	$109,075

Valuation allowance	(109,075)

$-

At December 31, 2006, the Company had a net operating loss carryforward in the approximate amount of $320,809 available to offset future taxable income through 2026. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the year ended December 31, 2006 is summarized as follows:

2006
Federal statutory rate	(34.0)%
State income taxes, net of federal benefits	4.5
Valuation allowance	29.5
0%

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 (RESTATED) AND 2005

NOTE 7-   GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the year ended December 31, 2006 (restated) of $320,809.

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

NOTE 8-   STOCKHOLDERS’ EQUITY (DEFICIT)

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

The Company accrued at December 31, 2006 the issuance of 2,130,000 shares of common stock valued at $.05 per share (the opening bid price of the common stock) or $106,500. These shares were earned under agreements due when the Company was deemed effective by the SEC and commenced trading. The shares were issued on February 15, 2007.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 (RESTATED) AND 2005

NOTE 9-    COMMITMENTS

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

NOTE 10-  SUBSEQUENT EVENTS

The Company in February 2007, formed a strategic partnership with Corporate Security Services Group in order to enhance existing security services. These services will focus on providing a variety of services including comprehensive employment screening services both domestically and internationally to site specific security plans.

On February 15, 2007, the Company issued 2,130,000 shares of common stock. These shares were earned under agreements due when the Company was deemed effective by the SEC and commenced trading. As of December 31, 2006, the Company had accrued an expense and corresponding liability of $106,500 for this issuance.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006 (RESTATED) AND 2005

NOTE 11- RESTATEMENT OF FINANCIAL STATEMENTS

The Company improperly omitted a liability and corresponding expense for services it had received on its financial statements previously issued on March 8, 2007. The previously issued financial statements should have included a liability and corresponding expense relating to the issuance of 2,130,000 shares of common stock at a value of $.05 per share (the opening bid price of the common stock) or $106,500. The correction of this error had the following effects on the financial statements.

Balance Sheets	12/31/2006

Total Current Liabilities, as previously reported	$180,921
Liability for common stock to be issued	106,500
Total Current Liabilities, as restated	$287,421

Accumulated deficit, as previously reported	$(269,562)
Expense for common stock to be issued	(106,500)
Accumulated deficit, as restated	$(376,062)

Statements of Operations	12/31/2006

General and administrative expenses, as previously reported	$203,592
Expense for common stock to be issued	106,500
General and administrative expenses, as restated	$310,092

Net loss, as previously reported	$(214,309)
Expense for common stock to be issued	(106,500)
Net loss, as restated	$(320,809)

The restatement had no effect on earnings per share for the year ended December 31, 2006.

B.	Financial Statement Schedules:

None.

C.	The following Exhibits are filed as part of this Report:

Exhibit	Description
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

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

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB/A, and has duly caused this Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of May, 2007.

Driver Passport, Inc.

By: /s/ Randy Brown
Randy Brown Principal Executive Officer Principal Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB/A has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

Driver Passport, Inc.

By: /s/ Randy Brown	Date: May 4, 2007
Randy Brown Director