Form 10QSB
period 2007-03-31
Driver Passport, Inc.
filed 2007-05-10
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2007

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
Yes [X] No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,847,000 shares of common stock outstanding as of May 8, 2007.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Grand Forks, ND

I have reviewed the accompanying balance sheet of Driver Passport, Inc. (the “Company”) (a development stage company) as of March 31, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the three months ended March 31, 2007 and 2006 with cumulative totals for the period October 12, 2004 (Inception) through March 31, 2007. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 7 to the financial statements, the Company has just begun operations, and is currently developing its business. The Company has incurred losses in its first two years of operations, and is in process of raising equity and get listed on a national exchange. These factors raise substantial doubt about its ability to continue as a going concern. Management’s operating and financing plans in regards to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

May 2, 2007

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET (UNAUDITED)
MARCH 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-
Prepaid expense	500

Total Current Assets	500

Fixed assets, net of depreciation	6,856

OTHER ASSETS
Software development, net of amortization	10,688

TOTAL ASSETS	$18,044

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Current portion of notes payable	$212,177
Bank overdraft	7,500
Accounts payable and accrued expenses	2,500

Total Current Liabilities	222,177

TOTAL LIABILITIES	222,177

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.001 par value, 10,000,000 shares	-
authorized, no shares issued and outstanding
Common stock, $.001 par value, 50,000,000 shares
authorized, and 29,847,000 shares
issued and outstanding	29,847
Additional paid-in capital	178,053
Accumulated deficit	(412,033)

Total Stockholders’ Equity (Deficit)	(204,133)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY (DEFICIT)	$18,044

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

			October 12, 2004
			Through
	2007	2006	March 31, 2007

OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	31,282	37,783	497,980
Depreciation and amortization	923	713	4,738
Total Operating Expenses	32,205	38,496	502,718

(LOSS) BEFORE OTHER (EXPENSE)	(32,205)	(38.496)	(502,718)

OTHER (EXPENSE)
Interest expense	(3,766)	(495)	(13,996)
Total Other (Expense)	(3,766)	(495)	(13,996)

NET LOSS	$(35,971)	$(38,991)	$(516,714)

LOSS PER SHARE	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	28,782,000	25,500,000

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2006 AND THREE MONTHS ENDED
MARCH 31, 2007

					Additional
	Preferred	Par	Common	Par	Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	(Deficit)	Total

Balance, January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500
Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900
Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000
Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year, as previously reported	-	-	-	-	-	(214,309)	(214,309)

Prior period adjustment	-	-	-	-	-	(106,500)	(106,500)
Net loss for the year, as restated	-	-	-	-	-	(320,809)	(320,809)

Balance, December 31, 2006	-	-	27,717,000	27,717	73,183	(376,062)	(275,162)

Contributed capital	-	-	-	-	500	-	500
Shares issued for liability	-	-	2,130,000	2,130	104,370	-	106,500
Net loss for the period	-	-	-	-	-	(35,971)	(35,971)

Balance, March 31, 2007	-	$-	29,847,000	$29,847	$178,053	$(412,033)	$(204,133)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

			October 12, 2004
			Through
	2007	2006	March 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(35,971)	$(38,991)	$(516,714)
Adjustments to reconcile net income to net cash
(used in) operating activities:
Depreciation and amortization	923	713	4,738
Shares issued for services	-	-	140,500

Changes in assets and liabilities
(Increase) in prepaid expenses	(500)	-	(500)
Increase (decrease) in accounts payable and accrued expenses	(5,000)	(2,000)	2,500
Total adjustments	(4,577)	(1,287)	147,238

Net cash (used in) operating activities	(40,548)	(40,278)	(369,476)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(6,208)	-	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	(6,208)	-	(22,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds/(payments) of notes payable	38,756	40,278	212,177
Shares issued for cash	-	-	39,900
Contributed capital	500	-	2,000
Increase (decrease) in bank overdraft	7,500	-	7,500
Member equity contributions	-	-	130,181
Net cash provided by financing activities	46,756	40,278	391,758

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for interest	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2007	2006

Net loss	$(35,971)	$(38,991)

Weighted-average common shares
Outstanding (Basic)	28,782,000	25,500,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	28,782,000	25,500,000

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred. All advertising and marketing costs are included in the statements of operations for the three months ended March 31, 2007 and 2006.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred. The Company, upon the acquisition of Driver Passport LLC, acquired $14,250 of software development costs that relate to the application development stage and therefore have capitalized these costs. These costs will be depreciated over a five-year period. The Company recognized $713 and $713 in depreciation expense for the three months ended March 31, 2007 and 2006, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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

NOTE 3 -	FIXED ASSETS

Fixed assets as of March 31, 2007 were as follows:

	Estimated Useful
	Lives (Years)	3/31/07

Computer equipment	5	$7,282

Less: accumulated depreciation		(426)
Fixed assets, net		$6,856

There was $210 and $0 charged to operations for depreciation expense for the three months ended March 31, 2007 and 2006, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 4 -	SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 5). As of March 31, 2007, the Company has $200,760 outstanding to this majority shareholder, as well as $11,417 in accrued interest.

NOTE 5 -	NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (8.25% as of March 31, 2007). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of March 31, 2007 is $212,177 which includes accrued interest of $11,417. Interest expense for the three months ended March 31, 2007 and 2006 included in the statement of operations is $3,766 and $495, respectively..

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
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

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

At March 31, 2007, deferred tax assets consist of the following:

Net operating losses	$121,305

Valuation allowance	(121,305)

$-

At March 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $356,780, available to offset future taxable income through 2027. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 7 -	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the three months ended March 31, 2007 and 2006 of $35,971 and $38,991, respectively. The Company had a working capital deficit of $221,677 at March 31, 2007.

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2007 AND 2006

NOTE 8 -	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As of March 31, 2007, the Company had 29,847,000 shares issued and outstanding.

NOTE 9 -	COMMITMENTS

The Company has entered into several contracts for services as follows:

a)
Product development and marketing - fees range from $3,450 per month to $6,650 per month through March 31, 2007. The Company expensed $13,550 and $17,300 for the three months ended March 31, 2007 and 2006, respectively for these fees.

b)
Accounting and administrative services, including website development - fees were $3,400 and $5,213 for the three months ended March 31, 2007 and 2006, respectively and is based on time at standard billing rates thereafter.

The Company has recognized expenses as incurred under the accrual method of accounting. As of March 31, 2007 there are no amounts accrued for these services. These fees were paid through the note payable with the majority shareholder.

NOTE 10 -	COMMITMENT

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

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (8.25% as of March 31, 2007). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of March 31, 2007 is $200,760 which includes accrued interest of $11,417 . Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter in which a report on Form 10-QSB is required to be filed and $10,000 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $212,177 of our operating expenses as of March 31, 2007. The obligation to repay these funds is not reflected in any written note, bears no interest and is due upon demand. Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are a development state company that as of March 31, 2007 had no cash on hand. We incurred a net loss for the three months ended March 31, 2007 of $35,971.

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

In February 2007, we entered into a strategic partnership with Corporate Security Services Group in order to enhance existing security services. These services will focus on providing comprehensive employment screening services to site specific security plans.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2007 . Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2007 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

WE issued 2,130,000 shares of Restricted 144 stock valued at .05 in February 2007. These shares were issued under agreements due when the company was deemed effected by the SEC and commenced trading.

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

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

Date: May 8, 2007	By:	/s/ Randy Brown
Randy Brown
Chief Executive Officer, and Chief Financial Officer