Form 10QSB
period 2007-06-30
Driver Passport, Inc.
filed 2007-07-30
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended: June 30, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
         For the transition period from __________to__________.

DRIVER PASSPORT INC.
(Name of small business issuer in its charter)

North Dakota	20-3955577
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

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
Yes [X] No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,847,000 shares of common stock outstanding as of June 30, 2007.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVER PASSPORT, INC.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

i

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)

ii

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Grand Forks, ND

I have reviewed the accompanying balance sheet of Driver Passport, Inc. (the “Company”) (a development stage company) as of June 30, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the six months ended June 30, 2007 and 2006 with cumulative totals for the period October 12, 2004 (Inception) through June 30, 2007. These interim financial statements are the responsibility of the Company’s management.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 7 to the financial statements, in July of 2007, the Company has ceased marketing operations under its current business plan and is considering other business ventures.  The Company has incurred losses in its first two years of operations and has recognized no revenue since inception.  These factors raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

July 21, 2007

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2007 (UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$-
Prepaid expenses and other current assets	-

Total Current Assets	-

Fixed assets, net of depreciation	6,398

Other Assets:
Software development costs, net of amortization	9,975

Total Other Assets	9,975

TOTAL ASSETS	$16,373

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable	$251,307
Accounts payable and accrued expenses	2,500

Total Current Liabilities	253,807

Total Liabilities	253,807

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-
Common stock, $.001 Par Value; 50,000,000 shares authorized
and 29,847,000 shares issued and outstanding	29,847
Additional paid-in capital	178,936
Deficits accumulated during the development stage	(446,217)

Total Stockholders' (Deficit)	(237,434)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$16,373

The accompanying notes are an integral part of the consolidated financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2007 AND 2006
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

					CUMULATIVE
					TOTALS SINCE
	SIX MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	JUNE 30,		JUNE 30,		OCTOBER 12,
	2007	2006	2007	2006	2004

OPERATING REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	59,565	138,796	28,283	101,014	526,263
Depreciation, amortization and impairment	2,093	1,497	1,170	784	5,908
Total Operating Expenses	61,658	140,293	29,453	101,798	532,171

LOSS BEFORE OTHER INCOME (EXPENSE)	(61,658)	(140,293)	(29,453)	(101,798)	(532,171)

OTHER INCOME (EXPENSE)
Interest expense, net	(8,497)	(1,917)	(4,731)	(1,422)	(18,727)
Total Other Income (Expense)	(8,497)	(1,917)	(4,731)	(1,422)	(18,727)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(70,155)	(142,210)	(34,184)	(103,220)	(550,898)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(70,155)	$(142,210)	$(34,184)	$(103,220)	$(550,898)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)	$(0.00)	$(0.00)	-

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	29,317,442	25,981,790	29,847,000	26,458,285	-

The accompanying notes are an integral part of the consolidated financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) (UNAUDITED)
FOR THE YEAR ENDED DECEMBER 31, 2006 AND SIX MONTHS ENDED JUNE 30, 2007

						Deficits
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year	-	-	-	-	-	(320,809)	(320,809)

Balance December 31, 2006	-	-	27,717,000	27,717	73,183	(376,062)	(275,162)

Contributed capital	-	-	-	-	1,383	-	1,383

Shares issued for liability
(services recorded in 2006)	-	-	2,130,000	2,130	104,370	-	106,500

Net loss for the period ended
June 30, 2007	-	-	-	-	-	(70,155)	(70,155)

Balance June 30, 2007	-	$-	29,847,000	$29,847	$178,936	$(446,217)	$(237,434)

The accompanying notes are an integral part of the consolidated financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
			INCEPTION
			OCTOBER 12,
	2007	2006	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(70,155)	$(142,210)	$(550,898)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	2,093	1,497	5,908
Common stock issued for consulting services	106,500	34,000	140,500

Changes in assets and liabilities
(Increase) in prepaid expenses and other current assets	-	-	-
(Decrease) in accounts payable and
and accrued expenses	(111,500)	(42,500)	2,500
Total adjustments	(2,907)	(7,003)	148,908

Net cash (used in) operating activities	(73,062)	(149,213)	(401,990)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(6,208)	(1,074)	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	(6,208)	(1,074)	(22,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	77,887	110,390	251,308
Shares issued for cash	-	39,900	39,900
Contributed capital	1,383	-	2,883
Increase (decrease) in bank overdraft	-	(3)	-
Member equity contributions	-	-	130,181

Net cash provided by financing activities	79,270	150,287	424,272

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-

The accompanying notes are an integral part of the consolidated financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

The Company is a real-time, internet, driver security program allowing shippers to verify and validate the driver prior to loading cargo. The Company provides an online system with photo, driver license and transport equipment verification that provides one more check for shippers prior to loading their cargo.  The Company has recognized no revenue since inception.  In July of 2007, the Company has ceased marketing operations under its current business plan and is considering other business ventures.

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
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

Fixed Assets

Fixed assets are stated at cost.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer equipment – 5 years.

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
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be antidilutive for periods presented.

 The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2007	2006

Net loss	$(70,155)	$(142,210)

Weighted-average common shares
Outstanding (Basic)	29,317,442	25,981,790

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	29,317,442	25,981,790

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred.  All advertising and marketing costs are included in the statements of operations for the six months ended June 30, 2007 and 2006.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred.  The Company, upon the acquisition of Driver Passport LLC, acquired $14,250 of software development costs that relate to the application development stage and therefore have capitalized these costs. These costs will be depreciated over a five-year period. The Company recognized $1,425 and $1,425 in depreciation expense for the six months ended June 30, 2007 and 2006, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

 In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

NOTE 3-                FIXED ASSETS

Fixed assets as of June 30, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$7,282

Less: accumulated depreciation		(884)
Fixed assets, net		$6,398

There was $668 and $72 charged to operations for depreciation expense for the six months ended June 30, 2007 and 2006, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 4-                SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 5). As of June 30, 2007, the Company has $235,158 outstanding to this majority shareholder, as well as $16,149 in accrued interest.

NOTE 5-                NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (8.25% as of June 30, 2007). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of June 30, 2007 is $251,307 which includes accrued interest of $16,149. Interest expense for the six months ended June 30, 2007 and 2006 included in the statement of operations is $8,497 and $1,917, respectively.

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
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

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

At June 30, 2007, deferred tax assets consist of the following:

Net operating losses	$132,928

Valuation allowance	(132,928)

$-

At June 30, 2007, the Company had a net operating loss carryforward in the approximate amount of $390,964, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2007 and 2006 is summarized as follows:

	2007	2006
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 7-	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the six months ended June 30, 2007 and 2006 of $70,155 and $142,210, respectively. The Company had a working capital deficit of $253,807 at June 30, 2007.

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

In July of 2007, the Company has ceased marketing operations under its current business plan and is considering other business ventures.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties

NOTE 8-                STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with 50,000,000 shares of authorized stock; 40,000,000 of common stock and 10,000,000 of preferred stock. Each class of stock has a par value of $.001.

On January 1, 2006, the Company acquired Driver Passport LLC for 25,500,000 shares of common stock. The value of the stock was par or $25,500.

In June 2006, the Company issued 2,217,000 shares of common stock. Of these shares, 1,197,000 shares were issued for $39,900 in cash, and 1,020,000 shares were issued for consulting services valued at $34,000. The Company also received $1,500 of contributed capital in the year ended December 31, 2006 and $1,383 of contributed capital for the six months ended June 30, 2007.

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2007 AND 2006

NOTE 8-                STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

As of June 30, 2007, the Company had 29,847,000 shares issued and outstanding.

NOTE 9-                COMMITMENTS

The Company has entered into several contracts for services as follows:

a)
Product development and marketing – fees range from $3,450 per month to $6,650 per month through June 30, 2007. The Company expensed $23,900 and $36,200 for the six months ended June 30, 2007 and 2006, respectively for these fees.

b)
Accounting and administrative services, including website development – fees were $9,131 and $14,808 for the six months ended June 30, 2007 and 2006, respectively and is based on time at standard billing rates thereafter.

The Company has recognized expenses as incurred under the accrual method of accounting. As of June 30, 2007 there are no amounts accrued for these services. These fees were paid through the note payable with the majority shareholder.

NOTE 10-              COMMITMENT

The Company in February 2007, formed a strategic partnership with Corporate Security Services Group in order to enhance existing security services. These services will focus on providing a variety of services including comprehensive employment screening services both domestically and internationally to site specific security plans.

NOTE 11-              SUBSEQUENT EVENTS

In July of 2007, the Company has ceased marketing operations under its current business plan and is considering other business ventures.

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

We are:

•	a development stage company;
•	that has no operating history; and
•	has earned no revenues.

Since our inception, we have devoted our activities to the following:

•	Developing our business plan
•	Obtaining our products
•	Determining the market for the services we intend to offer on our website
•	Developing a marketing plan.

Plan of Operations

Our proposed plan of operations involves the following:

Event	Actions	Lead Time	Itemized estimated cost
Customized enhancement of driver validation screen.	Additional verification field to include driver pickup or load reference number.	One week from first client contract.	Contracted IT labor. 10 hours @ $80/hr billable rate. Total estimated cost of $800.

Testing of Load Reference field before broad customer release.	Active testing of field and potential negative impact on software	One week dedicated testing from completion of field creation.	Contracted IT labor. 15 hours @ $80/hr billable rate. Total estimated cost of $1,200.

Addition of upgraded badge printer allowing for hologram technology on badges.	Faster badge printer will be necessary to expedite client badge shipments.	Six weeks from closure of first recorded sales month.	Contracted IT labor. 10 hours @ $80/hr billable rate. Labor cost $800. Estimated cost of badge printer, software and shipping $10,000. Total: $10,800

Research potential program and business expansion to offer driverhiring research services such as: criminal background check, reference checks, MVR verification, credit history research.	Research contractors providing various services, negotiate terms, create business plan and SOP's, evaluate benefits of incorporating business model into DPP.	Six months after initial sales commence.	Internal management resources to research contractors, create business model and evaluate potential. 20 hours at $125 hourly rate. $2,500 estimated research cost.

Creation of online 'Click for Help' queries for customers.	Create individual field 'help' descriptive screens.	Two month lead time from closure of first year.	Contracted IT labor. 120 hours @ $80/hr billable rate. Total estimated cost $9,600. Should provide additional on-line support reducing need for additional IT and customer service support staff.

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (8.25% as of June 30, 2007). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month. The balance as of June 30, 2007 is $251,307 which includes accrued interest of $16,149. Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter in which a report on Form 10-QSB is required to be filed and $10,000 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $235,158  for our operating expenses and any capital expenditures we have acquired as of June 30, 2007.  Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are a development stage company that as of June 30, 2007 had no cash on hand. We incurred a net loss for the six months ended June 30, 2007 of $70,155.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (ÒCEOÓ) and Chief Financial Officer (ÒCFOÓ), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2007. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June, 2007 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities

We issued 2,130,000 shares of Restricted 144 stock valued at $0.05 in February 2007.  These shares were issued under agreements due when the company was deemed effected by the SEC and commenced trading.

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

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

Date: July 27, 2007	By:	/s/ Randy Brown
Name: Randy Brown
Title: Chief Executive Officer and Chief Financial Officer