Form 10KSB
period 2007-12-31
Driver Passport, Inc.
filed 2008-03-28
CIK 1362388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

______________

FORM 10-KSB
______________

(Mark One)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

SEC File Number: 333-135188

DRIVER PASSPORT INC.
(Name of small business issuer in its charter)

North Dakota	20-3955577
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1168 12th Street N.E Grand Forks, ND 58201
(Address of principal executive offices and zip code)

800-743-1824
Issuer's telephone number:

 N/A

(Former Name or Former Address,
if Changed Since Last Report)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. ☒

The issuer’s revenues for its fiscal year ended December 31, 2007 were $0.

The aggregate market value of the common equity held by non-affiliates as of December 31, 2007 was approximately $347,760 based on the $0.08 closing bid price for the common stock quoted on the OTC Bulletin Board on such date. For purposes of this computation, all executive officers and directors of the registrant have been deemed to be affiliates. Such determination should not be deemed to be an admission that such directors and officers are, in fact, affiliates of the registrant.

The number of shares of Class A Common Stock of the issuer outstanding as of March 28, 2008 was 29,847,000.

TABLE OF CONTENTS

Item		Page
PART I

1	Description of Business	1
2	Description of Properties	3
3	Legal Proceedings	4
4	Submission of Matters to a Vote of Security Holders	4

PART II

5	Market for Common Equity and Related Stockholder Matters	4
6	Plan of Operation	6
7	Financial Statements	10
8	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure	10
8A	Controls and Procedures	10
8B	Other Information	11

PART III

9	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	12
10	Executive Compensation	13
11	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	13
12	Certain Relationships and Related Transactions	14
13	Exhibits	16
	Signatures	17

i

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

 PART I

ITEM 1. - DESCRIPTION OF BUSINESS

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

Our address is 1168 12th Street N.E., Grand Forks, ND 58201 and our telephone number is 800-743-1824.

We are:

·	a development stage;
·	that has no operating history; and
·	has earned no revenues.

Since our inception, we have devoted our activities to the following:

·	Developing our business plan
·	Obtaining our products
·	Determining the market for the services we intend to offer on our website
·	Developing a marketing plan.

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
Management - 0
Sales - 0

Part time:
Sales - 0

ITEM 2 - DESCRIPTION OF PROPERTY

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

The law suits went to a jury trial on November 28, 2006. The trial lasted seven days and on December 6, the jury delivered a verdict, where it found that Randy Brown was not liable to the plaintiffs for either of their claims. The plaintiffs have appealed their case to the North Dakota Supreme Court and was argued on September 17, 2007.  As of March 24th, 2008, the North Dakota Supreme Court ruled in favor of Randy Brown on all but two issues. The case will be remanded to district court to try the two remaining issues.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

ITEM 5 - MARKET FOR THE COMPANY’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A. Market Information

Our Common Stock presently trades on the NASD OTC Bulletin Board under the symbol "DPSS.OB."

As of December 31, 2007, we had 29,847,000 outstanding shares of Common Stock, $.001 par value. As of December 31, 2007, we had outstanding -0- shares of Preferred Stock. ("Series A Preferred Stock").

The following table sets forth certain information with respect to the high and low market prices of our common stock for the fiscal years ended December 31, 2007:

Year	Period	High	Low
Fiscal Year 2007	1/1/07 - 12/31/07	$3.00	$.08

The closing price of our Common Stock on December 31, 2007 was $0.08.

The high and low prices are based on the average bid and ask prices for our Common Stock as reported by the OTC Bulletin Board. Such prices are inter-dealer prices without retail mark-ups, mark-downs or commissions and may not represent actual transactions.

 Trades of our Common Stock may be subject to Rule 15g-9 of the SEC, which rule imposes certain requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction prior to sale. The SEC also has rules that regulate broker/dealer practices in connection with transactions in "penny stocks." Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in that security is provided by the exchange or system). If the Company’s Common Stock is deemed to be penny stock, trading in the shares will be subject to additional sales practice requirements on broker/dealers who sell penny stock to persons other than established customers and accredited investors. "Accredited investors" are persons with assets in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 together with their spouse. The penny stock rules require a broker/dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements have the effect of reducing the level of trading activity in the secondary market for our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

B. Holders

Records of our stock transfer agent indicate that as of December 31, 2007, we had 58 holders on record of our Common Stock. Since a significant number of our shares are held by financial institutions in "street name" it is likely that we have significantly more stockholders than indicated above. We estimate that we have approximately 75 beneficial owners, including such shares held in "street name."

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

We are:

·	a development stage;
·	that has no operating history; and
·	has earned no revenues.

Since our inception, we have devoted our activities to the following:

·	Developing our business plan
·	Obtaining our products
·	Determining the market for the services we intend to offer on our website
·	Developing a marketing plan.

Plan of Operations

Our proposed plan of operations involves the following:

Event	Actions	Lead Time	Itemized estimated cost

Customized enhancement of driver validation screen.	Additional verification field to include driver pickup or load reference number.	One week from first client contract.	Contracted IT labor. 10 hours @ $80/hr billable rate. Total estimated cost of $800.

Testing of Load Reference field before broad customer release.	Active testing of field and potential negative impact on software	One week dedicated testing from completion of field creation.	Contracted IT labor. 15 hours @ $80/hr billable rate. Total estimated cost of $1,200.

Addition of upgraded badge printer allowing for hologram technology on badges.	Faster badge printer will be necessary to expedite client badge shipments.	Six weeks from closure of first recorded sales month.	Contracted IT labor. 10 hours @ $80/hr billable rate. Labor cost $800. Estimated cost of badge printer, software and shipping $10,000. Total: $10,800

Research potential program and business expansion to offer driverhiring research services such as: criminal background check, reference checks, MVR verification, credit history research.	Research contractors providing various services, negotiate terms, create business plan and SOP's, evaluate benefits of incorporating business model into DPP.	Six months after initial sales commence.	Internal management resources to research contractors, create business model and evaluate potential. 20 hours at $125 hourly rate. $2,500 estimated research cost.

Creation of online 'Click for Help' queries for customers.	Create individual field 'help' descriptive screens.	Two month lead time from closure of first year.	Contracted IT labor. 120 hours @ $80/hr billable rate. Total estimated cost $9,600. Should provide additional on-line support reducing need for additional IT and customer service support staff.

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (7.5% as of December 31, 2007). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of  December 31 is $273,894 which includes accrued interest of $26,006. Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be $3,000 per quarter in which a report on Form 10-QSB is required to be filed and $12,500 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $247,888 for our operating expenses and any capital expenditures we have acquired as of December 31, 2007.  Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are a development stage company that as of December 31, 2007 had no cash on hand. We incurred a net loss for the twelve months ended December 31, 2007 of $117,634.

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

In July of 2007, the Company has ceased marketing operations under its current business plan and is considering other business ventures.  Commencing in the fourth quarter of 2007, the Company established a relationship with a consultant that will attempt to attract new business for the Company. The Company has agreed on December 18, 2007 to pay this consultant 50,000 shares of stock for his efforts.

ITEM 7 - FINANCIAL STATEMENTS

Financial statements are included under Item 13(A) and may be found at pages F-1 - F-17.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that there was a material weakness affecting our internal control over financial reporting and, as a result of this weakness, our disclosure controls and procedures were not effective as of December 31, 2007.

Management’s Report on Internal Control over Financial Reporting.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The Company’s internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

As of December 31, 2007 management conducted an assessment of the effectiveness of Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2007.  The material weakness is as follows:

We did not maintain effective controls to ensure appropriate segregation of duties as the same employees were responsible for the initiating and recording of transactions, thereby creating segregation of duties weaknesses. Due to the (1) significance of segregation of duties to the preparation of reliable financial statements, (2) the significance of potential misstatement that could have resulted due to the deficient controls and (3) the absence of sufficient other mitigating controls, we determined that this control deficiency resulted in more than a remote likelihood that a material misstatement or lack of disclosure within the annual or interim financial statements will not be prevented or detected.

Management’s Remediation Initiatives

Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective may not be found based on the size and structure of our organization.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

Name	Age	Position
Randy Brown	49	President, CEO and Director

Compensation of Directors

None

Compliance With Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act requires our executive officers and directors and person who own more than 10% of our common stock to file reports regarding ownership of and transactions in our securities with the Securities and Exchange Commissioner and to provide us with copies of those filings. Based solely on our review of the copies received by or a written representation from certain reporting persons we believe that during fiscal year ended December 31, 2007, we believe that all eligible persons are in compliance with the requirements of Section 16(a).

ITEM 10 - EXECUTIVE COMPENSATION

Summary Compensation Table

The table below shows certain compensation information for services rendered in all capacities for the fiscal years ended December 31, 2006 and 2007. Other than as set forth herein, no executive officer’s salary and bonus exceeded $100,000 in any of the applicable years. The following information includes the dollar value of base salaries, bonus awards, the number of stock options granted and certain other compensation, if any, whether paid or deferred.

	Annual Compensation			Long Term Compensation
Name and Principal Position	Fiscal Year Ended December 31	Salary ($)	Bonus ($)	Options/SARS (#)

Randy Brown	2007	0	0	0
President, CEO and Director	2006	0	0	0

Employment Agreements

We have no employment agreements with our executive officers.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of December 31, 2007, the number and percentage of shares of Common Stock of the Company, owned of record and beneficially, by each person known by the Company to own 5% or more of such stock, each director of the Company, and by all executive officers and directors of the Company, as a group:

Name and Address	Amount of Beneficial Ownership (1)	Percent of Beneficial Ownership (2)

Randy Brown	25,500,000	85%
1168 12th Street NE
Grand Forks, ND 58201

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (7.5% as of December 31, 2007). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of  December 31, 2007 is $273,894 which includes accrued interest of $26,006.

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

DRIVER PASSPORT, INC.
 (A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS

Page

Reports of Independent Registered Public Accounting Firm	F-1 - F-2

Balance Sheets as of December 31, 2007 and 2006	F-3

Statements of Operations for the Years Ended December 31, 2007 and 2006 and Since Inception	F-4

Statements of Changes in Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007 and December 31, 2006	F-5

Statements of Cash Flows for the Years Ended December 31, 2007 and 2006 and Since Inception	F-6

Notes to Financial Statements	F-7 - F-17

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Grand Forks, ND

We have audited the accompanying balance sheet of Driver Passport, Inc. (the “Company”) (a development stage company) as of December 31, 2007 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007 with cumulative totals since October 12, 2004 (inception) through December 31, 2007 for the statements of operations, stockholders’ equity (deficit) and cash flows.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driver Passport, Inc. as of December 31, 2007, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2007, with cumulative totals since October 12, 2004 (inception) for the statements of operations, stockholders’ equity (deficit) and cash flows in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 7 to the financial statements, the Company has just begun operations, and is currently developing its business. The Company has incurred losses in its first few years of operations, and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 7.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KBL, LLP
New York, NY
March 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Grand Forks, ND

I have audited the accompanying balance sheet of Driver Passport, Inc. (the “Company”) (a development stage company) as of December 31, 2006, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended and for the period October 12, 2004 (inception) through December 31, 2006 for the statements of operations, stockholders’ equity and cash flows. These financial statements are the responsibility of management.  My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provides a reasonable basis for my opinion.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driver Passport, Inc. (a development stage company) as of December 31, 2006 and the results of its operations, and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ MICHAEL POLLACK, CPA
MICHAEL POLLACK, CPA
Cherry Hill, New Jersey

March 8, 2007, except for Note 11 which is dated May 1, 2007

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS

	2007	2006
Current Assets:
Cash and cash equivalents	$-	$-
Prepaid expenses and other current assets	-	-

Total Current Assets	-	-

Fixed assets, net of depreciation	5,481	859

Other Assets:
Software development costs, net of amortization	-	11,400

Total Other Assets	-	11,400

TOTAL ASSETS	$5,481	$12,259

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable	$273,894	$173,421
Accounts payable and accrued expenses	12,500	7,500
Liability for stock to be issued	4,000	106,500

Total Current Liabilities	290,394	287,421

Total Liabilities	290,394	287,421

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 50,000,000 shares authorized,
29,847,000 and 27,717,000 shares issued and outstanding	29,847	27,717
Additional paid-in capital	178,936	73,183
Deficits accumulated during the development stage	(493,696)	(376,062)

Total Stockholders' (Deficit)	(284,913)	(275,162)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$5,481	$12,259

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
			INCEPTION
	2007	2006	OCTOBER 12, 2004

OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	86,294	310,092	552,992
Depreciation, amortization and impairment	12,985	3,065	16,800
Total Operating Expenses	99,279	313,157	569,792

LOSS BEFORE OTHER INCOME (EXPENSE)	(99,279)	(313,157)	(569,792)

OTHER INCOME (EXPENSE)
Interest expense, net	(18,355)	(7,652)	(28,585)
Total Other Income (Expense)	(18,355)	(7,652)	(28,585)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(117,634)	(320,809)	(598,377)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(117,634)	$(320,809)	$(598,377)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	29,584,397	27,125,070

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND DECEMBER 31, 2006

						Deficits
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year	-	-	-	-	-	(320,809)	(320,809)

Balance December 31, 2006	-	-	27,717,000	27,717	73,183	(376,062)	(275,162)

Contributed capital	-	-	-	-	1,383	-	1,383

Shares issued for liability (services
recorded in 2006)	-	-	2,130,000	2,130	104,370	-	106,500

Net loss for the year	-	-	-	-	-	(117,634)	(117,634)

Balance December 31, 2007	-	$-	29,847,000	$29,847	$178,936	$(493,696)	$(284,913)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
			INCEPTION
			OCTOBER 12,
	2007	2006	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(117,634)	$(320,809)	$(598,377)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	12,986	3,065	16,801
Common stock issued or accrued for consulting services	4,000	140,500	144,500

Changes in assets and liabilities
(Increase) in prepaid expenses and other current assets	-	-	-
Increase (decrease) in accounts payable and
and accrued expenses	5,000	(36,500)	12,500
Total adjustments	21,986	107,065	173,801

Net cash (used in) operating activities	(95,648)	(213,744)	(424,576)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	(6,208)	(1,074)	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	(6,208)	(1,074)	(22,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	100,473	173,421	273,894
Shares issued for cash	-	39,900	39,900
Contributed capital	1,383	1,500	2,883
Increase (decrease) in bank overdraft	-	(3)	-
Member equity contributions	-	-	130,181

Net cash provided by financing activities	101,856	214,818	446,858

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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

Commencing in the fourth quarter of 2007, the Company established a relationship with a consultant that will attempt to attract new business for the Company. The Company has agreed on December 18, 2007 to pay this consultant 50,000 shares of stock for his efforts. (See Note 9)

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company

The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market and the raising of capital.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

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
DECEMBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition (Continued)

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
DECEMBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Impairment of Long-Lived Assets

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

 The following is a reconciliation of the computation for basic and diluted EPS:

	December 31,	December 31,
	2007	2006

Net loss	$(117,634)	$(320,809)

Weighted-average common shares
Outstanding (Basic)	29,584,397	27,125,070

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	29,584,397	27,125,070

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred.  All advertising and marketing costs are included in the statements of operations for the years ended December 31, 2007 and 2006.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred.  The Company, upon the acquisition of Driver Passport LLC, acquired $14,250 of software development costs that related to the application development stage and therefore have capitalized these costs. These costs were to be depreciated over a five-year period. The Company determined in July 2007, that they will cease the marketing of their software, and as a result, the Company impaired the remaining $9,975 in July 2007. No balance remains at December 31, 2007. Total amortization for the years ended December 31, 2007 and 2006 was $1,425 and $2,850, respectively.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.” This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and has determined that as of December 31, 2007, no additional accrual for income taxes is necessary.

Recent Accounting Pronouncements

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
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
DECEMBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 3 -	FIXED ASSETS

Fixed assets as of December 31, 2007 were as follows:

	Estimated Useful
	Lives (Years)

Computer equipment	5	$7,281

Less: accumulated depreciation		(1,800)
Fixed assets, net		$5,481

There was $1,585 and $215 charged to operations for depreciation expense for the years ended December 31, 2007 and 2006, respectively.

NOTE 4-                   SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 5). As of December 31, 2007, the Company has $247,888 outstanding to this majority shareholder, as well as $26,006 in accrued interest.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 5-                   NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (7.50% as of December 31, 2007). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of December 31, 2007 is $273,894 which includes accrued interest of $26,006. Interest expense for the years ended December 31, 2007 and 2006 included in the statement of operations is $18,355 and $7,652, respectively.

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

At December 31, 2007, deferred tax assets consist of the following:

Net operating losses	$167,857

Valuation allowance	(167,857)

$-

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 6-                   PROVISION FOR INCOME TAXES (CONTINUED)

At December 31, 2007, the Company had a net operating loss carryforward in the approximate amount of $493,696, available to offset future taxable income through 2027.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2007 and 2006 is summarized as follows:

	2007	2006

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

NOTE 7-	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the years ended December 31, 2007 and 2006 of $117,634 and $320,809, respectively. The Company had a working capital deficit of $290,394 at December 31, 2007.

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

In July of 2007, the Company has ceased marketing operations under its current business plan and is considering other business ventures.  Commencing in the fourth quarter of 2007, the Company established a relationship with a consultant that will attempt to attract new business for the Company. The Company has agreed on December 18, 2007 to pay this consultant 50,000 shares of stock for his efforts.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.]

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 8-                   STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with 50,000,000 shares of authorized stock; 40,000,000 of common stock and 10,000,000 of preferred stock. Each class of stock has a par value of $.001.

On January 1, 2006, the Company acquired Driver Passport LLC for 25,500,000 shares of common stock. The value of the stock was par or $25,500.

In June 2006, the Company issued 2,217,000 shares of common stock. Of these shares, 1,197,000 shares were issued for $39,900 in cash, and 1,020,000 shares were issued for consulting services valued at $34,000. The Company also received $1,500 of contributed capital in the year ended December 31, 2006 and $1,383 of contributed capital for the year ended December 31, 2007.

In July 2006, the Company received acknowledgement from the Securities and Exchange Commission of an effective registration.  No additional shares have been traded or issued under this registration.

The Company accrued at December 31, 2006 the issuance of 2,130,000 shares of common stock valued at $.05 per share (the opening bid price of the common stock) or $106,500. These shares were earned under agreements due when the Company was deemed effective by the SEC and commenced trading. The shares were issued on February 15, 2007.)

The Company accrued at December 18, 2007 the issuance of 50,000 shares of common stock valued at $0.08 per share or $4,000.  These shares were earned by Jay Mitchell, independent contractor, as part of an agreement to promote the Company.

As of December 31, 2007, the Company had 29,847,000 shares issued and outstanding.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

NOTE 9-                   COMMITMENTS

The Company has entered into several contracts for services as follows:

a)
Product development and marketing – fees range from $0 per month to $6,650 per month through December 31, 2007. The Company expensed $23,900 and $61,600 for the years ended December 31, 2007 and 2006, respectively for these fees.

b)
Accounting and administrative services, including website development – fees were $13,744 and $20,474 for the years ended December 31, 2007 and 2006, respectively and is based on time at standard billing rates thereafter.

The Company has recognized expenses as incurred under the accrual method of accounting. As of December 31, 2007 there are no amounts accrued for these services. These fees were paid through the note payable with the majority shareholder.

The Company in February 2007, formed a strategic partnership with Corporate Security Services Group in order to enhance existing security services. These services will focus on providing a variety of services including comprehensive employment screening services both domestically and internationally to site specific security plans.

The Company in December 2007 entered into an agreement with Jay Mitchell.   Jay Mitchell is an independent contractor that will utilize the Company’s name, website and marketing materials to promote the Company’s services.  Jay Mitchell in return will receive 50,000 shares of common stock.  In addition, he has the potential to receive additional shares based on various levels of drivers he is able to sign up under the program established.  As of December 31, 2007, there were no drivers signed up under this agreement.  The Company will reimburse Jay Mitchell for expenses related to his work on promoting the Company’s services.  As of December 31, 2007, no expenses had been incurred that would qualify for reimbursement.

B.	Financial Statement Schedules:

None.

C.	The following Exhibits are filed as part of this Report:

Exhibit	Description
31.1	Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant certifies that it has reasonable grounds to believe that it meets all the requirements of filing on Form 10-KSB, and has duly caused this Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of March, 2008.

Driver Passport, Inc.

Date: March 19, 2008	By:	/s/ Randy Brown
Randy Brown Principal Executive Officer Principal Financial Officer Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the date indicated.

Driver Passport, Inc.

Date: March 19, 2008	By:	/s/ Randy Brown
Randy Brown Director