Form 10QSB
period 2008-03-31
Driver Passport, Inc.
filed 2008-05-09
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2008

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
Yes [X] No[   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,847,000  shares of common stock outstanding as of March 31, 2008.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVER PASSPORT, INC.
 (A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)

INDEX TO FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets as of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

Statements of Operations for the Three Months Ended March 31, 2008 and 2007 and Since Inception (Unaudited)

Statements of Changes in Stockholders’ Deficit for the Three Months Ended March 31, 2008 and Years Ended December 31, 2007 and 2006 (Unaudited)

Statements of Cash Flows for the Three Months Ended March 31, 2008 and 2007 and Since Inception (Unaudited)

Notes to Financial Statements (Unaudited)

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2008 (UNAUDITED)
AND DECEMBER 31, 2007 (AUDITED)

ASSETS
	MARCH 31, 2008	DECEMBER 31, 2007
Current Assets:
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Fixed assets, net of depreciation	4,933	5,481

TOTAL ASSETS	$4,933	$5,481

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable	$292,416	$273,894
Accounts payable and accrued expenses	5,795	12,500
Liability for stock to be issued	4,000	4,000

Total Current Liabilities	302,211	290,394

Total Liabilities	302,211	290,394

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 50,000,000 shares authorized,
29,847,000 shares issued and outstanding, respectively	29,847	29,847
Additional paid-in capital	178,936	178,936
Deficits accumulated during the development stage	(506,061)	(493,696)

Total Stockholders' (Deficit)	(297,278)	(284,913)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,933	$5,481

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
	THREE MONTHS ENDED		INCEPTION
	MARCH 31,		OCTOBER 12,
	2008	2007	2004

OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	7,658	31,282	560,650
Depreciation, amortization and impairment	548	923	17,348
Total Operating Expenses	8,206	32,205	577,998

LOSS BEFORE OTHER INCOME (EXPENSE)	(8,206)	(32,205)	(577,998)

OTHER INCOME (EXPENSE)
Interest expense, net	(4,159)	(3,766)	(32,744)
Total Other Income (Expense)	(4,159)	(3,766)	(32,744)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(12,365)	(35,971)	(610,742)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(12,365)	$(35,971)	$(610,742)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	29,847,000	28,782,000	28,400,748

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND THREE MONTHS ENDED MARCH 31, 2008

						Deficits
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year	-	-	-	-	-	(320,809)	(320,809)

Balance December 31, 2006	-	-	27,717,000	27,717	73,183	(376,062)	(275,162)

Shares issued for liability (services recorded in 2006)	-	-	2,130,000	2,130	104,370	-	106,500

Contributed capital	-	-	-	-	1,383	-	1,383

Net loss for the year	-	-	-	-	-	(117,634)	(117,634)

Balance December 31, 2007	-	-	29,847,000	29,847	178,936	(493,696)	(284,913)

Contributed capital	-	-	-	-	-	-	-

Shares issued for services	-	-	-	-	-	-	-

Net loss for the year	-	-	-	-	-	(12,365)	(12,365)

Balance March 31, 2008	-	$-	29,847,000	$29,847	$178,936	$(506,061)	$(297,278)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
	THREE MONTHS ENDED		INCEPTION
	MARCH 31,		OCTOBER 12,
	2008	2007	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,365)	$(35,971)	$(610,742)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation, amortization and impairment	548	923	17,349
Common stock issued or accrued for consulting services	-	-	144,500

Changes in assets and liabilities
(Increase) in prepaid expenses and other current assets	-	(500)	-
Increase (decrease) in accounts payable and
and accrued expenses	(6,705)	(5,000)	5,795
Total adjustments	(6,157)	(4,577)	167,644

Net cash (used in) operating activities	(18,522)	(40,548)	(443,098)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(6,208)	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	-	(6,208)	(22,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	18,522	38,756	292,416
Shares issued for cash	-	-	39,900
Contributed capital	-	500	2,883
Increase in bank overdraft	-	7,500	-
Member equity contributions	-	-	130,181

Net cash provided by financing activities	18,522	46,756	465,380

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-QSB and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2007 10-KSB and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

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

The Company is considered a development stage company and has presented financial information since the inception of Driver Passport, LLC which was October 12, 2004. The business combination that took place was a reverse merger whereby the operating company, Driver Passport, LLC was acquired by a shell company, the Company. The Company has treated this as a purchase for accounting purposes.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 1 -	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

The Company is a real-time, internet, driver security program allowing shippers to verify and validate the driver prior to loading cargo. The Company provides an online system with photo, driver license and transport equipment verification that provides one more check for shippers prior to loading their cargo.  The Company has recognized no revenue since inception.  In July of 2007, the Company ceased marketing operations under its current business plan and is considering other business ventures. The Company impaired the remaining $9,975 of software development costs that remained at June 30, 2007 in the quarter ended September 30, 2007.

Commencing in the fourth quarter of 2007, the Company established an agreement with an independent consultant that will attempt to attract new business for the Company.  The Company agreed on December 18, 2007 to pay the consultant 50,000 shares of stock for his efforts.  In the first quarter of 2008, the agreement was terminated.  (See Note 9)

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2008	2007

Net loss	$(12,365)	$(35,971)

Weighted-average common shares
outstanding (Basic)	29,847,000	28,782,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	29,847,000	28,782,000

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred.  All advertising and marketing costs are included in the statements of operations for the three months ended March 31, 2008 and 2007.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset.  All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred.  The Company, upon the acquisition of Driver Passport, LLC, acquired $14,250 of software development costs that related to the application development stage and therefore have capitalized these costs. These costs were to be depreciated over a five-year period.  The Company determined in July 2007, that they will cease the marketing of their software, and as a result, the Company impaired the remaining $9,975 in July 2007.  No balance remains at March 31, 2008.  Total amortization for the three months ended March 31, 2008 and 2007 was $0 and $713, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management adopted FIN 48 in 2007, and they evaluate their tax positions on an annual basis, and has determined as of March 31, 2008, that no additional accrual for income taxes is necessary.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of SFAS 157 has not had a material impact on the financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years.  Early adoption is prohibited.  Management is determining the impact that the adoption of SFAS No. 160 will have on the Company’s financial position, results of operations or cash flows.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination.  SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110, “Use of a Simplified Method in Developing Expected Term of Share Options” (“SAB 110”). SAB 110 expenses the current view of the staff that it will accept a company’s election to use the simplified method discussed in Staff Accounting Bulletin No. 107, “Share Based Payment”, (“SAB 107”), for estimating the expected term of “plain vanilla” share options regardless of whether the company has sufficient information to make more refined estimates. SAB 110 became effective for the Company on January 1, 2008. The adoption of SAB 110 did not have a material impact on the Company’s financial position.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the consolidated financial statements upon adoption.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 3-	FIXED ASSETS

Fixed assets as of March 31, 2008 and December 31, 2007 were as follows:

	Estimated Useful Lives (Years)	March 31, 2008	December 31, 2007

Computer equipment	5	$7,281	$7,281

Less: accumulated depreciation		(2,348)	(1,800)
Fixed assets, net		$4,933	$5,481

There was $548 and $210 charged to operations for depreciation expense for the three months ended March 31, 2008 and 2007, respectively.

NOTE 4-	SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities.  Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member.  At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively.  However, on December 31, 2005, the former sole member converted these amounts to contributed capital.  Therefore, Driver Passport, LLC had no amounts outstanding on December 31, 2005 to the sole member.  Upon acquisition of Driver Passport, LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 5). As of March 31, 2008, the Company has $262,251 outstanding to this majority shareholder, as well as $30,165 in accrued interest.

NOTE 5-	NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (6.00% as of March 31, 2008).  Interest is calculated on a monthly basis on the principal balance owing on the last day of the month.  The balance as of March 31, 2008 is $292,416 which includes accrued interest of $30,165.  Interest expense for the three months ended March 31, 2008 and 2007 included in the statements of operations is $4,159 and $3,766, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 5-	NOTE PAYABLE (CONTINUED)

Driver Passport, LLC entered into a note payable with its member for the payment of all the costs that Driver Passport, LLC incurred.  The member charged prime rate (7.00% at December 31, 2005 and 5.25% at December 31, 2004) on all amounts owed by Driver Passport, LLC.  The note was dated January 1, 2005, and interest was assessed monthly based on the principal balance owing as of the last day of the month.  On December 31, 2005, the sole member converted these amounts to contributed capital.  Driver Passport, LLC had no amounts outstanding on December 31, 2005 to the sole member.

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

At March 31, 2008, deferred tax assets consist of the following:

Net operating losses	$172,061

Valuation allowance	(172,061)

$-

At March 31, 2008, the Company had a net operating loss carryforward in the approximate amount of $506,061, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 6-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the three months ended March 31, 2008 and 2007 is summarized as follows:

	2008	2007

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

NOTE 7-	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the three months ended March 31, 2008 and 2007 of $12,365 and $35,971, respectively and since inception has losses of $610,742 of which $506,061 occurred in Driver Passport Inc.  The Company had a working capital deficit of $302,211 and $290,394 at March 31, 2008 and December 31, 2007, respectively.

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

In July of 2007, the Company has ceased marketing operations under its current business plan and is considering other business ventures.  Commencing in the fourth quarter of 2007, the Company established an agreement with a consultant that will attempt to attract new business for the Company.  The Company agreed on December 18, 2007 to pay the consultant 50,000 shares of stock.  In the first quarter of 2008, the agreement with the independent consultant was terminated.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 8-	STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with 50,000,000 shares of authorized stock; 40,000,000 of common stock and 10,000,000 of preferred stock.  Each class of stock has a par value of $.001.

On January 1, 2006, the Company acquired Driver Passport, LLC for 25,500,000 shares of common stock.  The value of the stock was par or $25,500.

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

The Company accrued at December 18, 2007 the issuance of 50,000 shares of common stock valued at $0.08 per share or $4,000.  These shares were earned by Jay Mitchell, an independent consultant, as part of an agreement to promote the Company.

As of March 31, 2008, the Company had 29,847,000 shares issued and outstanding.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2008 AND 2007

NOTE 9-	COMMITMENTS

The Company has entered into several contracts for services as follows:

a)	Product development and marketing – fees were $0 and $13,550 for the three months ended March 31, 2008 and 2007, respectively.

b)
Accounting and administrative services, including website development – fees were $2,689 and $3,400 for the three months ended March 31, 2008 and 2007, respectively and is based on time at standard billing rates.

The Company has recognized expenses as incurred under the accrual method of accounting.  As of March 31, 2008 there are no amounts accrued for these services.  These fees were paid through the note payable with the majority shareholder.

The Company in February 2007, formed a strategic partnership with Corporate Security Services Group in order to enhance existing security services. These services will focus on providing a variety of services including comprehensive employment screening services both domestically and internationally to site specific security plans.

The Company in December 2007 entered into an agreement with Jay Mitchell.   Jay Mitchell is an independent consultant that will utilize the Company’s name, website and marketing materials to promote the Company’s services.  Jay Mitchell in return will receive 50,000 shares of common stock.  In addition, he has the potential to receive additional shares based on various levels of drivers he is able to sign up under the program established.  As of March 31, 2008, there were no drivers signed up under this agreement.  The Company will reimburse Jay Mitchell for expenses related to his work on promoting the Company’s services.  As of March 31, 2008, no expenses had been incurred that would qualify for reimbursement. In the first quarter of 2008, the agreement was terminated.

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

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (6.00% as of March 31, 2008). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of March 31, 2008 is $292,416 which includes accrued interest of $30,165. Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be $3,000 per quarter in which a report on Form 10-QSB is required to be filed and $12,500 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $262,251 for our operating expenses and any capital expenditures we have acquired as of March 31, 2008.  Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are a development stage company that as of March 31, 2008 had no cash on hand., We incurred a net loss for the three months ended March 31, 2008 and 2007 of $12,365 and $35,971, respectively and since inception has losses of $610,742 of which $506,061 occurred in Driver Passport Inc.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer ("CEO" and Chief Financial Officer "CFO"), of the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended March 31, 2008 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

As of December 31, 2007 management conducted an assessment of the effectiveness of Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in "Internal Control — Integrated Framework," issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2007.  The material weakness is as follows:
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

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

Date: April 28, 2008	By:	/s/ Randy Brown
Randy Brown
Chief Executive Officer and Chief Financial Officer