Form 10-Q
period 2008-06-30
Driver Passport, Inc.
filed 2008-08-13
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: June 30, 2008

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

800-743-1824
Issuer's telephone number:

 SEC File Number: 333-135188

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes  [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes   [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,897,000  shares of common stock outstanding as of June 30, 2008.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

DRIVER PASSPORT, INC.
 (A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

INDEX TO FINANCIAL STATEMENTS
(UNAUDITED)

Page

Balance Sheets as of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	1

Statements of Operations for the Six Months and Three Months Ended June 30, 2008 and 2007 and Since Inception (Unaudited)	2

Statements of Changes in Stockholders’ Deficit for the Six Months Ended June 30, 2008 and Years Ended December 31, 2007 and 2006 (Unaudited)	3

Statements of Cash Flows for the Six Months Ended June 30, 2008 and 2007 and Since Inception (Unaudited)	4

Notes to Financial Statements (Unaudited)	5-16

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
JUNE 30, 2008 (UNAUDITED)
AND DECEMBER 31, 2007 (AUDITED)

ASSETS

	JUNE 30	DECEMBER 31,
	2008	2007

Current Assets:
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Fixed assets, net of depreciation	4,385	5,481

TOTAL ASSETS	$4,385	$5,481

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable	$303,654	$273,894
Accounts payable and accrued expenses	3,399	12,500
Liability for stock to be issued	-	4,000

Total Current Liabilities	307,053	290,394

Total Liabilities	307,053	290,394

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 50,000,000 shares authorized,
29,897,000 shares issued and outstanding, respectively	29,897	29,847
Additional paid-in capital	182,886	178,936
Deficits accumulated during the development stage	(515,451)	(493,696)

Total Stockholders' (Deficit)	(302,668)	(284,913)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$4,385	$5,481

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

					CUMULATIVE
					TOTALS SINCE
	SIX MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	JUNE 30,		JUNE 30,		OCTOBER 12,
	2008	2007	2008	2007	2004

OPERATING REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	13,048	59,565	5,390	28,283	566,040
Depreciation, amortization and impairment	1,096	2,093	548	1,170	17,896
Total Operating Expenses	14,144	61,658	5,938	29,453	583,936

LOSS BEFORE OTHER INCOME (EXPENSE)	(14,144)	(61,658)	(5,938)	(29,453)	(583,936)

OTHER INCOME (EXPENSE)
Interest expense, net	(7,611)	(8,497)	(3,452)	(4,731)	(36,196)
Total Other Income (Expense)	(7,611)	(8,497)	(3,452)	(4,731)	(36,196)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(21,755)	(70,155)	(9,390)	(34,184)	(620,132)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(21,755)	$(70,155)	$(9,390)	$(34,184)	$(620,132)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	29,867,330	29,317,442	29,887,659	29,847,000	28,549,113

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006 AND SIX MONTHS ENDED JUNE 30, 2008

						Deficits
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year	-	-	-	-	-	(320,809)	(320,809)

Balance December 31, 2006	-	-	27,717,000	27,717	73,183	(376,062)	(275,162)

Shares issued for liability (services
recorded in 2006)	-	-	2,130,000	2,130	104,370	-	106,500

Contributed capital	-	-	-	-	1,383	-	1,383

Net loss for the year	-	-	-	-	-	(117,634)	(117,634)

Balance December 31, 2007	-	-	29,847,000	29,847	178,936	(493,696)	(284,913)

Contributed capital	-	-	-	-	-	-	-

Shares issued for liability (services
recorded in 2007)	-	-	50,000	50	3,950	-	4,000

Net loss for the year	-	-	-	-	-	(21,755)	(21,755)

Balance June 30, 2008	-	$-	29,897,000	$29,897	$182,886	$(515,451)	$(302,668)

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
 STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
	SIX MONTHS ENDED		INCEPTION
	JUNE 30,		OCTOBER 12,
	2008	2007	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,755)	$(70,155)	$(620,132)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation, amortization and impairment	1,096	2,093	17,897
Common stock issued or accrued for consulting services	-	106,500	144,500

Changes in assets and liabilities
Increase (decrease) in accounts payable and
and accrued expenses	(9,101)	(111,500)	3,399
Total adjustments	(8,005)	(2,907)	165,796

Net cash (used in) operating activities	(29,760)	(73,062)	(454,336)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(6,208)	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	-	(6,208)	(22,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	29,760	77,887	303,654
Shares issued for cash	-	-	39,900
Contributed capital	-	1,383	2,883
Member equity contributions	-	-	130,181

Net cash provided by financing activities	29,760	79,270	476,618

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 1 -             ORGANIZATION AND BASIS OF PRESENTATION

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2007 10-KSB and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

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
JUNE 30, 2008 AND 2007

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

Commencing in the fourth quarter of 2007, the Company established an agreement with an independent consultant that will attempt to attract new business for the Company.  The Company agreed on December 18, 2007 to pay the consultant 50,000 shares of stock for his efforts.  In the first quarter of 2008, the agreement was terminated.  The shares were paid to the consultant in the second quarter of 2008.  (See Note 9)

NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
JUNE 30, 2008 AND 2007

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
JUNE 30, 2008 AND 2007

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2008	2007

Net loss	$(21,755)	$(70,155)

Weighted-average common shares
outstanding (Basic)	29,867,330	29,317,442

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	29,867,330	29,317,442

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred.  All advertising and marketing costs are included in the statements of operations for the six months ended June 30, 2008 and 2007.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset.  All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred.  The Company, upon the acquisition of Driver Passport, LLC, acquired $14,250 of software development costs that related to the application development stage and therefore have capitalized these costs.  These costs were to be depreciated over a five-year period.  The Company determined in July 2007, that they will cease the marketing of their software, and as a result, the Company impaired the remaining $9,975 in July 2007.  No balance remains at June 30, 2008.  Total amortization for the six months ended June 30, 2008 and 2007 was $0 and $1,425, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 2 -             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Management adopted FIN 48 in 2007, and they evaluate their tax positions on an annual basis, and have determined as of June 30, 2008, that no additional accrual for income taxes is necessary.

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
JUNE 30, 2008 AND 2007

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 3-              FIXED ASSETS

Fixed assets as of June 30, 2008 and December 31, 2007 were as follows:

	Estimated Useful Lives (Years)	June 30, 2008	December 31, 2007

Computer equipment	5	$7,281	$7,281
Less: accumulated depreciation		(2,896)	(1,800)
Fixed assets, net		$4,385	$5,481

There was $1,096 and $668 charged to operations for depreciation expense for the six months ended June 30, 2008 and 2007, respectively.

NOTE 4-              SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities.  Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member.  At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively.  However, on December 31, 2005, the former sole member converted these amounts to contributed capital.  Therefore, Driver Passport, LLC had no amounts outstanding on December 31, 2005 to the sole member.  Upon acquisition of Driver Passport, LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 5).  As of June 30, 2008, the Company has $270,037 outstanding to this majority shareholder, as well as $33,617 in accrued interest.

NOTE 5-              NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand.  The shareholder has charged the Company interest at the prime rate (5.00% as of June 30, 2008).  Interest is calculated on a monthly basis on the principal balance owing on the last day of the month.  The balance as of June 30, 2008 is $303,654 which includes accrued interest of $33,617.  Interest expense for the six months ended June 30, 2008 and 2007 included in the statements of operations is $7,611 and $8,497, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

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

At June 30, 2008, deferred tax assets consist of the following:

Net operating losses	$175,253

Valuation allowance	(175,253)

$-

At June 30, 2008, the Company had a net operating loss carryforward in the approximate amount of $515,451, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 6-              PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the six months ended June 30, 2008 and 2007 is summarized as follows:

	2008	2007

Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

NOTE 7-              GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the six months ended June 30, 2008 and 2007 of $21,755 and $70,155, respectively and since inception has losses of $620,132 of which $460,198 occurred in Driver Passport, Inc.  The Company had a working capital deficit of $307,053 and $290,394 at June 30, 2008 and December 31, 2007, respectively.

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
JUNE 30, 2008 AND 2007

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

The Company accrued at December 18, 2007 the issuance of 50,000 shares of common stock valued at $0.08 per share or $4,000.  These shares were earned by Jay Mitchell, an independent consultant, as part of an agreement to promote the Company.  The shares were issued on April 18, 2008.

As of June 30, 2008, the Company had 29,897,000 shares issued and outstanding.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2008 AND 2007

NOTE 9-              COMMITMENTS

The Company has entered into several contracts for services as follows:

a) Product development and marketing – fees were $0 and $23,900 for the six months ended June 30, 2008 and 2007, respectively.
b) Accounting and administrative services, including website development – fees were $4,039 and $9,131 for the six months ended June 30, 2008 and 2007, respectively and is based on time at standard billing rates.
The Company has recognized expenses as incurred under the accrual method of accounting.  As of June 30, 2008 there are no amounts accrued for these services. These fees were paid through the note payable with the majority shareholder.
The Company in February 2007, formed a strategic partnership with Corporate Security Services Group in order to enhance existing security services.  These services will focus on providing a variety of services including comprehensive employment screening services both domestically and internationally to site specific security plans.
The Company in December 2007 entered into an agreement with Jay Mitchell.  Jay Mitchell is an independent consultant that will utilize the Company’s name, website and marketing materials to promote the Company’s services.  Jay Mitchell in return received 50,000 shares of common stock.  In addition, the potential to receive additional shares was to be based on various levels of drivers he was able to sign up under the program established.  As of March 31, 2008, there were no drivers signed up under this agreement.  In the first quarter of 2008, the agreement was terminated.

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

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (5.00% as of June 30, 2008). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of June 30, 2008 is $303,654 which includes accrued interest of $33,617. Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $3,000 per quarter in which a report on Form 10-Q is required to be filed and $12,500 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $270,037 for our operating expenses and any capital expenditures we have acquired as of June 30, 2008.  Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are a development stage company that as of June 30, 2008 had no cash on hand. We incurred a net loss for the six months ended June 30, 2008 and 2007 of $21,755 and $70,155, respectively and since inception has losses of $620, 132 of which $460,198 occurred in Driver Passport Inc.

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

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended June 30, 2008 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 1A:  Risk Factors

A smaller reporting company is not required to provide the information required by this Item.

Item 2. Changes in Securities

The Company accrued at December 18, 2007 the issuance of 50,000 shares of common stock valued at $0.08 per share or $4,000.  These shares were earned by Jay Mitchell, an independent consultant, as part of an agreement to market the Company.  The shares were issued on April 18, 2008.

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

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

August 13, 2008	By:	/s/ Randy Brown
Randy Brown Chief Executive Officer and Chief Financial Officer