Form 10-Q
period 2008-09-30
Driver Passport, Inc.
filed 2008-11-14
CIK 1362388

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended: September 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT: For the transition period from ________________to_________________

DRIVER PASSPORT INC.
(Name of small business issuer in its charter)

North Dakota	20-3955577
(State or other jurisdiction	(I.R.S. employer
of incorporation or organization)	identification number)

1168 12th Street N.E Grand Forks, ND 58201
(Address of principal executive offices and zip code)

800-743-1824
Issuer's telephone number:

 SEC File Number: 333-135188

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes   ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 29,897,000 shares of common stock outstanding as of September 30, 2008.

 PART I-FINANCIAL INFORMATION

Item 1. Financial Statements

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2008 (UNAUDITED)
AND DECEMBER 31, 2007 (AUDITED)

	SEPTEMBER 30, 2008	DECEMBER 31, 2007

ASSETS

Current Assets:
Cash and cash equivalents	$-	$-

Total Current Assets	-	-

Fixed assets, net of depreciation	3,837	5,481

TOTAL ASSETS	$3,837	$5,481

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable	$311,976	$273,894
Accounts payable and accrued expenses	7,562	12,500
Liability for stock to be issued	-	4,000

Total Current Liabilities	319,538	290,394

Total Liabilities	319,538	290,394

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 40,000,000 shares authorized,
29,897,000 and 29,847,000 shares issued and outstanding, respectively	29,897	29,847
Additional paid-in capital	182,886	178,936
Deficits accumulated during the development stage	(528,484)	(493,696)

Total Stockholders' (Deficit)	(315,701)	(284,913)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$3,837	$5,481

The accompanying notes are an integral part of these financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

					CUMULATIVE
					TOTALS SINCE
	NINE MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		SEPTEMBER 30,		OCTOBER 12,
	2008	2007	2008	2007	2004

OPERATING REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	22,037	66,405	8,989	6,840	575,029
Depreciation, amortization and impairment	1,644	12,526	548	10,433	18,444
Total Operating Expenses	23,681	78,931	9,537	17,273	593,473

LOSS BEFORE OTHER INCOME (EXPENSE)	(23,681)	(78,931)	(9,537)	(17,273)	(593,473)

OTHER INCOME (EXPENSE)
Interest expense, net	(11,107)	(13,581)	(3,496)	(5,084)	(39,692)
Total Other Income (Expense)	(11,107)	(13,581)	(3,496)	(5,084)	(39,692)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(34,788)	(92,512)	(13,033)	(22,357)	(633,165)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(34,788)	$(92,512)	$(13,033)	$(22,357)	$(633,165)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	29,877,292	29,495,901	29,897,000	29,847,000	28,672,625

The accompanying notes are an integral part of these financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) (UNAUDITED)
FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006
AND NINE MONTHS ENDED SEPTEMBER 30, 2008

						Deficits
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Balance January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year	-	-	-	-	-	(320,809)	(320,809)

Balance December 31, 2006	-	-	27,717,000	27,717	73,183	(376,062)	(275,162)

Shares issued for liability
(services recorded in 2006)	-	-	2,130,000	2,130	104,370	-	106,500

Contributed capital	-	-	-	-	1,383	-	1,383

Net loss for the year	-	-	-	-	-	(117,634)	(117,634)

Balance December 31, 2007	-	-	29,847,000	29,847	178,936	(493,696)	(284,913)

Contributed capital	-	-	-	-	-	-	-

Shares issued for liability
(services recorded in 2007)	-	-	50,000	50	3,950	-	4,000

Net loss for the year	-	-	-	-	-	(34,788)	(34,788)

Balance September 30, 2008	-	$-	29,897,000	$29,897	$182,886	$(528,484)	$(315,701)

The accompanying notes are an integral part of these financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

	NINE MONTHS ENDED SEPTEMBER 30,		CUMULATIVE INCEPTION OCTOBER 12,
	2008	2007	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(34,788)	$(92,512)	$(633,165)

Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation, amortization and impairment	1,644	12,526	18,445
Common stock issued or accrued for consulting services	-	106,500	144,500

Changes in assets and liabilities
Increase (decrease) in accounts payable and
and accrued expenses	(4,938)	(111,500)	7,562
Total adjustments	(3,294)	7,526	170,507

Net cash (used in) operating activities	(38,082)	(84,986)	(462,658)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of fixed assets	-	(6,208)	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	-	(6,208)	(22,282)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	38,082	89,811	311,976
Shares issued for cash	-	-	39,900
Contributed capital	-	1,383	2,883
Member equity contributions	-	-	130,181

Net cash provided by financing activities	38,082	91,194	484,940

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	-	-	-

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$-	$-	$-

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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
SEPTEMBER 30, 2008 AND 2007

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(Loss) Per Share of Common Stock (Continued)

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2008	2007
Net loss	$(34,788)	$(92,512)

Weighted-average common shares
outstanding (Basic)	29,877,292	29,495,901

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
outstanding (Diluted)	29,877,292	29,495,901

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred.  All advertising and marketing costs are included in the statements of operations for the nine months ended September 30, 2008 and 2007.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".  Qualifying costs incurred during the application development stage, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset.  All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred.  The Company, upon the acquisition of Driver Passport, LLC, acquired $14,250 of software development costs that related to the application development stage and therefore have capitalized these costs.  These costs were to be depreciated over a five-year period.  The Company determined in July 2007, that they will cease the marketing of their software, and as a result, the Company impaired the remaining $9,975 in July 2007.  No balance remains at September 30, 2008.  Total amortization for the nine months ended September 30, 2008 and 2007 was $0 and $1,425, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes.”  This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely-than-not” approach.  FIN No. 48 is effective for fiscal years beginning after December 15, 2006.  Management adopted FIN 48 in 2007, and they evaluate their tax positions on an annual basis, and have determined as of September 30, 2008, that no additional accrual for income taxes is necessary.

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
SEPTEMBER 30, 2008 AND 2007

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 3-                FIXED ASSETS

Fixed assets as of September 30, 2008 and December 31, 2007 were as follows:

	Estimated Useful Lives (Years)	September 30, 2008	December 31, 2007
Computer equipment	5	$7,281	$7,281

Less: accumulated depreciation		(3,444)	(1,800)
Fixed assets, net		$3,837	$5,481

There was $1,644 and $1,127 charged to operations for depreciation expense for the nine months ended September 30, 2008 and 2007, respectively.

NOTE 4-                SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities.  Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member.  At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively.  However, on December 31, 2005, the former sole member converted these amounts to contributed capital.  Therefore, Driver Passport, LLC had no amounts outstanding on December 31, 2005 to the sole member.  Upon acquisition of Driver Passport, LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 5).  As of September 30, 2008, the Company has $274,863 outstanding to this majority shareholder, as well as $37,113 in accrued interest.

NOTE 5-                NOTE PAYABLE

The Company entered into an unsecured promissory note with a shareholder in a maximum amount of $500,000, due on demand.  The shareholder has charged the Company interest at the prime rate (5.00% as of September 30, 2008).  Interest is calculated on a monthly basis on the principal balance owing on the last day of the month.  The balance as of September 30, 2008 is $311,976 which includes accrued interest of $37,113.  Interest expense for the nine months ended September 30, 2008 and 2007 included in the statements of operations is $11,107 and $13,581, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

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

At September 30, 2008, deferred tax assets consist of the following:

Net operating losses	$175,253

Valuation allowance	(175,253)

$-

At September 30, 2008, the Company had a net operating loss carryforward in the approximate amount of $528,484, available to offset future taxable income through 2028.  The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 6-                PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the nine months ended September 30, 2008 and 2007 is summarized as follows:

	2008	2007
Federal statutory rate	(34.0)%	(34.0)%
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

NOTE 7-                GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the nine months ended September 30, 2008 and 2007 of $34,788 and $92,512, respectively and since inception has losses of $633,165 of which $473,231 occurred in Driver Passport, Inc.  The Company had a working capital deficit of $319,538 and $290,394 at September 30, 2008 and December 31, 2007, respectively.

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

As discussed in Note 10, the Company has acquired a patent for the proprietary interlocking Inca Block Construction System™ (IBCS). The Company will cease being a shell company and execute a different business plan for future growth.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

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

As of September 30, 2008, the Company had 29,897,000 shares issued and outstanding.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 9-                COMMITMENTS

The Company has entered into several contracts for services as follows:

a)  Product development and marketing – fees were $0 and $23,900 for the nine months ended September 30, 2008 and 2007, respectively.

b)  Accounting and administrative services, including website development – fees were $5,426 and $11,227 for the nine months ended September 30, 2008 and 2007, respectively and is based on time at standard billing rates.

The Company has recognized expenses as incurred under the accrual method of accounting.  As of September 30, 2008 there are no amounts accrued for these services.  These fees were paid through the note payable with the majority shareholder.

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

NOTE 10-              ACQUISITION

On September 19, 2008, Driver Passport, Inc. signed a Letter of Intent to acquire the patent for the proprietary interlocking Inca Block Construction System™ (IBCS).  In exchange for the IBCS, Driver Passport, Inc. would issue an option to Inca Block International, LLC to purchase twenty million (20,000,000) shares of common stock in Driver Passport, Inc. conditioned upon their availability.  Additionally, CEO and majority shareholder, Randy Brown, agrees upon closing to cancel sixteen million five hundred seventy-five thousand (16,575,000) shares of common stock in exchange for the assets of Driver Passport, Inc.  On October 30, 2008, the agreements were executed by Driver Passport, Inc. and Inca Block International, LLC to complete the acquisition.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2008 AND 2007

NOTE 10-              ACQUISITION (CONTINUED)

Pursuant to EITF 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business”, a transferred set of of activities and assets fails the definition of a business if it excludes one or more of the “inputs”, “processes”, or “outputs” as defined in paragraph 6, and in accordance with the guidance set forth in Article 11.01 (d) of Regulation S-X, the Company does not believe that this transaction represented the acquisition of a business, and therefore has not applied purchase accounting on FASB 141R.

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

We entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (5.00% as of Sept 30, 2008). Interest is calculated on a monthly basis on the principal balance owing on the first day of the month.. The balance as of September 30, 2008 is $311,976 which includes accrued interest of $37,113. Until financing described below has been received, all our costs, which we will incur irrespective of our business development activities, including bank service fees and those costs associated with on-going SEC reporting requirements, estimated to be less than $2,000 per quarter in which a report on Form 10-QSB is required to be filed and $10,000 in the quarter in which a report on Form 10-KSB is required to be filed, will be funded as a loan from management, to the extent that funds are available to do so. Management has advanced $ 633,165 for our operating expenses and any capital expenditures we have acquired as of September 30, 2008.  Management is not obligated to provide these or any other funds. If we fail to meet these requirements, we will be unable to secure a qualification for quotation of our securities on the over the counter bulletin board, or if we have secured a qualification, may lose the qualification and our securities would no longer trade on the over the counter bulletin board. Further, if we fail to meet these obligations and as a consequence we fail to satisfy our SEC reporting obligations, investors will now own stock in a company that does not provide the disclosure available in quarterly and annual reports filed with the SEC and investors may have increased difficulty in selling their stock as we will be non-reporting.

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

We are a development stage company that as of September 30, 2008 had no cash on hand., We incurred a net loss for the nine months ended September 30, 2008 and 2007 of  $34,788 and $92,512 , respectively and since inception has losses of $633,165 of which $473,231 occurred in Driver Passport Inc.

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

On September 19, 2008, Driver Passport signed a Letter of Intent to acquire the patent for the proprietary interlocking Inca Block Construction System (ICBS).  In Exchange for ICBS, Driver Passport would issue an opinion to Inca Block International, LLC to purchase twenty million shares of common stock of Driver Passport, Inc conditioned upon their availability.  Additionally, CEO and majority Shareholder Randy Brown, agrees upon closing to cancel sixteen million five hundred seventy –five thousand shares of common stock in exchange for the assets of Driver Passport, Inc. and Inca Block International, LLC to complete the acquisition

On October 30, 2008, per the LOI, the Company and Inca entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock for an aggregate purchase price of $1.00 per share and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.

In addition, on October 30, 2008, the Company and Randy Brown, an executive officer, director and shareholder of the Company, entered into and closed an Agreement and Release whereby Mr. Brown agreed to return 16,575,000 shares of common stock of the Company to the Company in consideration for the sale of all of the assets of the Company relating to the driver security program.  Further, except for the Promissory Note in the principal amount of approximately $319,000, Mr. Brown agreed to assume all of the liabilities of the Company.

On November 4, 2005, following the cancellation of the 16,575,000 shares of common stock of the Company by Mr. Brown, Inca exercised its option and received 20,000,000 shares of common stock of the Company. Upon issuance of the new shares, Inca became the new majority shareholder of the Company.

Concurrent with the assignment of the Patent to the Company, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company as well as a director of the Company.  In addition, Mr. Brown resigned as an executive officer of the Company.

Item 3. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (ÒCEOÓ) and Chief Financial Officer (ÒCFOÓ), of the effectiveness of the Company’s disclosure controls and procedures as of Septemeber 30, 2008. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended September 30, 2008 there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

As of December 31, 2007 management conducted an assessment of the effectiveness of Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in ÒInternal Control — Integrated Framework,Ó issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2007.  The material weakness is as follows:

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

 SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

November 14, 2008	By:	/s/ Daniel Correra
Daniel Correra Chief Executive Officer and Chief Financial Officer