Form 10-K
period 2008-12-31
Driver Passport, Inc.
filed 2009-04-15
CIK 1362388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number:  000-52333

DRIVER PASSPORT, INC.
(Name registrant as specified in its charter)

North Dakota (State or other jurisdiction of incorporation or organization)	20-3955577 (I.R.S. Employer Identification No.)

123 Worthington St. Suite 203 - Spring Valley, CA 91777
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (800) 743-1824

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $.001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐  No  ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes  ☐  No  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑

The aggregate market value of the 4,697,000 shares of Common Stock held by non-affiliates of the registrant on December 31, 2008 was $657,580. This calculation was made using a price per share of Common Stock of $0.14, the closing price of the Common Stock on the Over the Counter Bulletin Board on December 31, 2008, the last business day of the registrant’s most recently completed fiscal year.

Solely for purposes of this calculation, all shares held by directors and executive officers of the registrant have been excluded. This exclusion should not be deemed an admission that these individuals are affiliates of the registrant.

As of April 15, 2009, there were  33,622,000 shares of the Company’s common stock issued and outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Drivers Passport, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Description of Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.  Description of Business.

General

Driver Passport, LLC., (the “LLC”) was incorporated as a limited liability company in North Dakota on October 12, 2004. On January 1, 2006, Driver Passport, Inc. (the “Company”, “we”, “us”, “our”, or the “Registrant”), a newly formed North Dakota corporation acquired the DriverPassport.com website together with all tangible and intellectual property rights and all other assets owned by the LLC for 25,500,000 shares of common stock of Driver Passport, Inc. On January 2, 2006, the LLC was dissolved, and the shares of stock were conveyed to the LLC's sole member, Mr. Randy Brown, our former chief executive officer and current director.

On September 12, 2008, the Company and Incablock International LLC.  (“Inca”), a signed a Letter of Intent (“LOI”) for the Company to purchase a patent (as described in patent number US 7,305,803 B2) for the use of  the INCABLOCK™ Construction System (the “Patent”). On October 30, 2008, per the LOI, the Company and Inca entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock for an aggregate purchase price of $1.00 and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.  Concurrent with the assignment of the Patent to the Company, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company as well as a director of the Company.  In addition, Mr. Brown resigned as an executive officer of the Company.

In addition, on October 30, 2008, the Company and Randy Brown, a director and shareholder of the Company, entered into and closed an Agreement and Release whereby Mr. Brown agreed to return 16,575,000 shares of common stock of the Company to the Company in consideration for the sale of all of the assets of the Company relating to the driver security program.  Further, except for the Promissory Note in the principal amount of approximately $319,000, Mr. Brown agreed to assume all of the liabilities of the Company.

On November 4, 2008, following the cancellation of the 16,575,000 shares of common stock of the Company by Mr. Brown, Inca exercised its option and received 20,000,000 shares of common stock of the Company. Upon issuance of the new shares, Inca became the new majority shareholder of the Company.

As a result of the acquisition of the Patent, we ceased being a shell company as that term is defined in Rule 12b-2 and, our new business focus is on selling licenses, developing INCABLOCK™  manufacturing facilities , related engineering and training and marketing of the INCABLOCK™ System.

Recent Developments

On November 24, 2008, the Board of Directors and a majority of the shareholders of the Company took action by written consent pursuant to which the following actions were adopted by the Company:

1.	a reincorporation of the Company from the State of North Dakota to the State of Nevada;
2.	changing of the Company’s name from “Drivers Passport, Inc.” to “Eco Global Corporation”;
3.	an increase of the Company’s authorized shares of common stock from 50,000,000 shares to 250,000,000 shares; and
4.	the authorization of 10,000,000 shares of “blank check” preferred stock.

A preliminary information statement on Schedule 14C was filed with the Securities and Exchange Commission (the “SEC”) on January 20, 2009.  A definitive information statement on Schedule 14C was filed with the SEC on February 12, 2009.  The Company anticipates that the actions to be taken by this written consent will take place in April 2009.

Overview

The Company owns a unique intellectual property for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without any mortar. The Company initially intends to generate revenue through licensing opportunities whereby a licensee will develop a plant for the production of the block and will in turn market prefabricated buildings using the technology covered under the Patent.  The Company intends to design, develop and construct dignified, financially sound and decent housing units by employing an innovative, profitable and environmentally sound new construction technology. Further, the Company will license the Incablock technology and know how internationally, to provide strong, innovative construction system with which to construct housing developments and commercial buildings, e.g. warehouses, hangars, etc.  The join venture opportunities will include royalty arrangements, and percentage of ownership in exchange for the transfer of the “Know How” and technology.  In certain instances we include the investment of our own resources and or the facilitation of investment by loans.

Technology

The Company owns a proprietary technology known as INCABLOCK™ Construction System to establish a business that specializes in pre-manufactured houses, as well as commercial and industrial structures. These opportunities will be offered through strategic joint ventures and licensing for manufacturing and or marketing.  The Company intends to focus first in Mexico, followed by the USA and subsequently other countries.

Product Description

The Company, with the INCABLOCK™ technology, will license the ability to design, manufacture and market customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a "kit system" of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

Below are features of the INCABLOCK system that the Company believes set it apart from other block systems or standard construction:

➢	The INCABLOCK™ product line offers more than six different modular blocks in different thicknesses (4”-6”-8”-12”) that can be versatile to accommodate a total modular construction project.

➢
Interlocking capabilities on all contact faces, each block forms a dilatation joint in each contact face of the block (top-bottom-left side-right side), increasing the flexibility to resist earthquakes and high winds.

➢
Mortar-less, it does not require mortar as its design includes an interlocking tongue and groove system that allows an easy assembly; they can be grouted inside their cells when dictated by the structural plans.

➢	Self-alignment capabilities - all blocks of the system are component to each other and can only be fit in one-way position.

➢	Per conventional square meter is quicker to assemble than standard construction methods.

➢	Hollow cells in their block interior allows the passage of re-bars, insulation materials, cables, pipes for utilities and grout when needed.

➢	Unskilled labor rated, after the first course is grouted to the flooring structure, the blocks are just assemble together.

➢	Fire resistant. Since concrete blocks do not support combustion and their mass transfers heat slowly their fire resistance is very high.

➢	Sound control, especially important in multi-unit housing, commercial and industrial applications, and excellent sound barrier for populated areas with highways.

➢	Attractive finishes. Perfectly aligned blocks with no mortar provide a better surface for applying decorative finishes by brush, towel or spray, in some areas may be left expose.

➢
Pre-manufactured kit for houses and buildings with all the necessary modular pieces including blocks with self contained electrical and plumbing outlets, window molding and sills, cornices, dentils, etc.

Marketing

The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In addition, demographic trends such as changes in population growth and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of factory-built housing.

We believe the segment of the housing market in which manufactured housing is most competitive includes consumers located in developing countries and lower class consumerism in the United States. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing.

The Company intends to offer licenses for manufacturing to established block manufacturers, new start up and interested companies that will like to ad manufacturing of blocks as part of their own expansion program, such as contractors, developers and others.  Additionally, the Company will offer the licensing of the Company know how and technology transfer for the implementation and construction of all inclusive manufacturing facilities, including the use of the Incablock Construction System and roofing structure manufacturing, use for the sale of  “KIT” housing and or commercial buildings, to companies in the industry, or turn key opportunities.

In the foreign market the company will offer the Licensing of the company Know How and Technology transfer for the implementation and construction of all inclusive manufacturing facilities, including the use of the Incablock Construction System and roofing structure manufacturing, use for the sale of “KIT “housing and or commercial buildings, to companies in the industry, or turn key opportunities.

In the past, a number of factors have restricted demand for factory-built housing, including, in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

Competition

The main competition that is found in Mexico is the standard cinder block construction, that requires to be grouted in place and done by specialized labor,  The competition in the US and Canada is conventional stick built homes, mobile homes, and manufactured homes. Additional factors affecting the decision of choosing building materials would be the area, the availability of the building material, the available of craftsmanship, local labor cost, import taxes, and local financing acceptance.

Patent and Trademarks

A patent application was submitted with the United States Patent and Trademark Office on September 18, 2000 and subsequently an improvement filing was made in 2003. The inventors are Mr. Daniel D. Correa and Mr. Lorenzo Correa. The patent letter was granted on December 11, 2007 with  Patent No. 7,305,803 with an expiration date of May 16, 2025.  The Patent was subsequently assigned to Inca. Trademark applications were filed on April 3, 2008 (serial No. 77/439,024) for INCABLOCK. A patent application was submitted in the country of Mexico at the INSTITUTO MEXICANO DE LA PROPIEDAD INDUSTRIAL on January 22, 2004, file: PA/a/2004/000685 and page # PA/E 2204/ 003560. At this time we are waiting  for a response.

Government Regulations

Portions of our business are heavily regulated by federal, state and local environmental regulations, including those promulgated under the Environmental Protection Agency. These federal, state and local environmental laws and regulations govern the discharge of hazardous materials into the air and water, as well as the handling, storage, and disposal of hazardous materials and the remediation of contaminated sites. Our businesses may involve working around and with volatile, toxic and hazardous substances and other regulated substances.  We are not aware of any federal, state or local environmental laws or regulations that will materially affect our earnings or competitive position, or result in material capital expenditures; however, we cannot predict the effect on our operations of possible future environmental legislation or regulations. Further, every county or city that we will operate in will have a building code that must be followed which includes special requirements for earthquakes, hurricanes or tornados.

Employees

We currently have one employee who is full-time. None of our employees are represented by a labor union and we consider our relationships with our employees to be good.

Item 1A.  Risk Factors

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties, other than those we describe below, that are not presently known to us or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our consolidated financial statements and the related notes.

We Are A New Venture With No Operating History

The Company was recently organized and only recently shifted its focus to the construction industry. Due to our limited operating history, our ability to operate successfully is materially uncertain and our operations are subject to all risks inherent in a developing business enterprise. We have no operating history upon which you may evaluate our operations and prospects. Our limited operating history makes it difficult to evaluate our likelihood of commercial viability and market acceptance of our proposed operations.  Our potential success must be evaluated in light of the problems; expenses and difficulties frequently encountered by new businesses in general and particularly in the manufacturing and construction industry of masonry products.

Lack Of Proven Business Model

To date, we have not generated any significant sales.  There can be no assurance, however, that the implementation of such a plan, or that the implementation of the overall business plan developed by management, will result in a viable business generating revenue or that if it does result in sales, that such sales will necessarily translate into profitability.  Failure to properly develop the Company’s plan of expansion will prevent the Company from generating meaningful product sales.

Tight credit standards and loan terms, curtailed lending activity, and increased interest rates among consumer lenders could reduce our sales, if any. If consumer financing were to become further curtailed, sales may not develop.

The consumers who will buy our homes or the developers that use our technology may use secured consumer financing from third party lenders. The availability, terms and costs of consumer financing depend on the lending practices of financial institutions, governmental regulations and economic and other conditions, all of which are beyond our control. Manufactured home consumer financing is at times more difficult to obtain than financing for site-built and modular homes.

The poor performance of portfolios of manufactured housing consumer loans in past years has made it more difficult for industry consumer finance companies to obtain long-term capital. As a result, consumer finance companies have curtailed their industry lending and many have exited the manufactured housing market. Additionally, the industry has seen certain traditional real estate mortgage lenders tighten terms or discontinue financing for manufactured housing.

If consumer financing for manufactured homes were to be further curtailed, we may not be able to develop sales and our operating results and cash flows would suffer.

If we are unable to establish or maintain relationships with licensees, we may not be able to develop sales and our operating results and cash flows could suffer.

We may not be able to establish relationships with licensees or maintain good relationships with licensees. Even if we do establish and maintain relationships with independent licensees, these licensees are not obligated to sell our manufactured homes exclusively, and may choose to sell our competitors’ homes instead. The licensees with whom we may develop relationships with can cancel these relationships on short notice. In addition, these parties may not remain financially solvent, as they are subject to the same industry, economic, demographic and seasonal trends that we face. If we do not establish and maintain relationships with solvent independent retailers in the markets we serve, sales in those markets could decline and our operating results and cash flows could suffer.

The factory-built housing industry is very competitive. If we are unable to effectively compete, our growth could be limited, our sales may not materialize and our operating results and cash flows could suffer.

The factory-built housing industry is highly competitive at both the manufacturing and retail levels, with competition based, among other things, on price, product features, reputation for service and quality, merchandising, terms of retailer promotional programs and the terms of consumer financing. Numerous companies produce factory-built homes in our markets. Some of our manufacturing competitors have captive retail distribution systems and consumer finance operations. In addition, there are independent factory-built housing retail locations in most areas where we intend to sell our products. Because barriers to entry to the industry at both the manufacturing and retail levels are low, we believe that it is relatively easy for new competitors to enter our markets. In addition, our products compete with other forms of low to moderate-cost housing, including site-built homes, panelized homes, apartments, townhouses and condominiums. If we are unable to effectively compete in this environment, our manufacturing shipments and retail sales could be reduced. As a result, our sales could decline and our operating results and cash flows could suffer.

If the factory-built housing industry is not able to secure favorable local zoning ordinances, our sales, if any, may not materialize and our operating results and cash flows could suffer.

Limitations on the number of sites available for placement of manufactured homes or on the operation of manufactured housing communities could reduce the demand for manufactured homes and our sales, if any. Manufactured housing communities and individual home placements are subject to local zoning ordinances and other local regulations relating to utility service and construction of roadways. In the past, some property owners have resisted the adoption of zoning ordinances permitting the use of manufactured homes in residential areas, which we believe has restricted the growth of the industry. Manufactured homes may not receive widespread acceptance and localities may not adopt zoning ordinances permitting the development of manufactured home communities. If the manufactured housing industry is unable to secure favorable local zoning ordinances, our sales could decline and our operating results and cash flows could suffer.

We expect that we will need to raise additional funds, and these funds may not be available when we need them.

We believe that we will need to raise additional monies in order to fund our growth strategy and implement our business plan.  Specifically, we expect that we will need to raise additional funds in order to pursue rapid expansion.  Additionally, we may need funds to respond to unanticipated events that require us to make additional investments in our business.  There can be no assurance that additional financing will be available when needed on favorable terms, or at all.  If these funds are not available when we need them, then we may need to change our business strategy and reduce our rate of growth.

We must effectively manage the growth of our operations, or our company will suffer.

Our ability to successfully implement our business plan requires an effective planning and management process.  If funding is available, we intend to increase the scope of our operations and implement our business directly without licensing arrangements.  Implementing our business plan will require significant additional funding and resources.  If we grow our operations, we will need to hire additional employees and make significant capital investments.  If we grow our operations, it will place a significant strain on our management and our resources.  If we grow, we will need to improve our financial and managerial controls and reporting systems and procedures, and we will need to expand, train and manage our workforce.  Any failure to manage any of the foregoing areas efficiently and effectively would cause our business to suffer.

We face competition from numerous sources and competition may increase, leading to a decline in revenues.

We compete primarily with well-established companies, many of which we believe have greater resources than Incablock.  We believe that barriers to entry in the new construction of houses services sector are not significant and start-up costs are relatively high, so our competition may increase in the future.  New competitors may be able to launch new businesses similar to ours, and current competitors may replicate our business model, at a relatively similar cost.  If competitors with significantly greater resources than ours decide to replicate our business model, they may be able to quickly gain recognition and acceptance of their business methods and products through marketing and promotion.  We may not have the resources to compete effectively with current or future competitors.  If we are unable to effectively compete, we will lose sales to our competitors and our revenues will decline.

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause our stock price to suffer.

If we our sole executive officer, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected.  Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Daniel Correa, our Chief Executive Officer, Chief Financial Officer and Secretary.  We cannot guarantee that we will be successful in retaining the services of Dr. Correa or other key personnel.  If we were to lose Dr. Correa, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

SPECIFIC RISKS RELATING TO OUR COMMON STOCK

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

There is a limited market for our common stock which may make it more difficult to dispose of your stock.

Our common stock is currently quoted on the Over the Counter Bulletin Board under the symbol "DPSS". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

A sale of a substantial number of shares of The Company's common stock may cause the price of its common stock to decline.

If the Company’s stockholders sell substantial amounts of the Company’s common stock in the public market, the market price of its common stock could fall. These sales also may make it more difficult for the Company to sell equity or equity-related securities in the future at a time and price that the Company deems reasonable or appropriate. Stockholders who have been issued shares in connection with the acquisition of the Patent will be able to sell their shares pursuant to Rule 144 under the Securities Act of 1933, beginning one year after the stockholders acquired their shares.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transaction in our stock cumbersome and may reduce the value of an investment in our stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a "penny stock," for the purposes relevant to us, is any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, Rule 15g-9 requires:

that a broker or dealer approve a person's account for transactions in penny stocks; and
the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

obtain financial information and investment experience objectives of the person; and

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

sets forth the basis on which the broker or dealer made the suitability determination; and
that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Item 1B.  Unresoloved Staff Comments.

None.

Item 2.  Description of Property.

We currently sublease an office from Incaclock International, LLC., at 123 Worthington St/ Spring Valley, CA 91977, rent free through November 15,  2008.  We paid $2,800 for the remaining of the 2008 year and in 2009 we will continue  paying $1,800 a month, payable every six months.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3.  Legal Proceedings.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

None ..

PART II

Item 5.  Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “DPSS”.

For the periods indicated, the following table sets forth the high and low bid prices per share of common stock. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	Fiscal Year 2007
	High	Low
First Quarter	$1.25	$0.20
Second Quarter	$0.25	$0.08
Third Quarter	$0.20	$0.08
Fourth Quarter	$0.08	$0.07

	Fiscal Year 2008
	High	Low
First Quarter	$0.08	$0.06
Second Quarter	$0.06	$0.06
Third Quarter	$0.40	$0.04
Fourth Quarter	$0.41	$0.14

Holders

As of April  13, 2009, we had approximately 72 holders of our common stock. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies. The transfer agent of our common stock is Olde Monmouth Stock Transfer Co., Inc., 200 Memorial Pkwy, Atlantic Highlands, NJ 077164.

Dividends

The Company has not paid any cash dividends to date and does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of the Company's business.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31,2 008, the Company does not have outstanding any common stock that may be issued upon the exercise of options under an equity compensation plan.

Item 6.  Selected Financial Data.

Not required under Regulation S-K for “smaller reporting companies.”

Item 7.  Management’s Discussion and Analysis or Plan of Operations.

The following information should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this 10-K that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

Driver Passport, LLC., (the “LLC”) was incorporated as a limited liability company in North Dakota on October 12, 2004. On January 1, 2006, Driver Passport, Inc. (the “Company”, “we”, “us”, “our”, or the “Registrant”), a newly formed North Dakota corporation acquired the DriverPassport.com website together with all tangible and intellectual property rights and all other assets owned by the LLC for 25,500,000 shares of common stock of Driver
Passport, Inc. On January 2, 2006, the LLC was dissolved, and the shares of stock were conveyed to the LLC's sole member, Mr. Randy Brown, our former chief executive officer and current director.

On September 12, 2008, the Company and Incablock International LLC.  (“Inca”), signed a Letter of Intent (“LOI”) for the Company to purchase a patent (as described in patent number US 7,305,803 B2) for the use of  the INCABLOCK™ Construction System (the “Patent”). On October 30, 2008, per the LOI, the Company and Inca entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock for an aggregate purchase price of $1.00 and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.  Concurrent with the assignment of the Patent to the Company, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer and Secretary of the Company as well as a director of the Company.  In addition, Mr. Brown resigned as an executive officer of the Company.

In addition, on October 30, 2008, the Company and Randy Brown, a director and shareholder of the Company, entered into and closed an Agreement and Release whereby Mr. Brown agreed to return 16,575,000 shares of common stock of the Company to the Company in consideration for the sale of all of the assets of the Company relating to the driver security program.  Further, except for the Promissory Note in the principal amount of approximately $319,000, Mr. Brown agreed to assume all of the liabilities of the Company.

On November 4, 2008, following the cancellation of the 16,575,000 shares of common stock of the Company by Mr. Brown, Inca exercised its option and received 20,000,000 shares of common stock of the Company. Upon issuance of the new shares, Inca became the new majority shareholder of the Company.

As a result of the acquisition of the Patent, we ceased being a shell company as that term is defined in Rule 12b-2 and, our new business focus is on selling licenses, developing INCABLOCK™  manufacturing facilities , related engineering and training and marketing of the INCABLOCK™ System.

Recent Developments

On November 24, 2008, the Board of Directors and a majority of the shareholders of the Company took action by written consent pursuant to which the following actions were adopted by the Company:

1.	a reincorporation of the Company from the State of North Dakota to the State of Nevada;
2.	changing of the Company’s name from “Drivers Passport, Inc.” to “Eco Global Corporation”;
3.	an increase of the Company’s authorized shares of common stock from 50,000,000 shares to 250,000,000 shares; and
4.	the authorization of 10,000,000 shares of “blank check” preferred stock.

A preliminary information statement on Schedule 14C was filed with the Securities and Exchange Commission (the “SEC”) on January 20, 2009.  A definitive information statement on Schedule 14C was filed with the SEC on February 12, 2009.  The Company anticipates that the actions to be taken by this written consent will take place on in April  2009.

Fiscal years ended December 31, 2008 compared to the fiscal year ended December 31, 2007

Net Revenues – We had revenues for the years ended December 31, 2008 and 2007 of $0 and $0, respectively. These levels of revenues reflect our current status as a development stage enterprise. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the upcoming fiscal year.

General and Administrative – Our general and administrative expenses amounted to $93,787 and $86,294 for the years ended December 31, 2008 and December 31, 2007, respectively. This increase over the comparable period is primarily the result of professional fees directly related to the acquisition of the INCABLOCK™ Construction
System patent. We may incur higher levels of general and administrative expenses when our operations become established and increase.

Depreciation, Amortization and Impairment – Depreciation, Amortization and Impairment expense related to our intangible assets amounted to $1,096 and $12,985 for the years ended December 31, 2008 and December 31, 2007, respectively. We amortize our intangible assets using the straight-line method over periods of future benefit. We also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams.

Interest Expense – Interest Expense amounted to $14,214 and $18,355 for the years ended December 31, 2008 and December 31, 2007, respectively.

Net Loss – Our net loss for the year ended December 31, 2008 and December 31, 2007 amounted to ($96,907) and ($117,634), respectively.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss, as adjusted. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($96,907) and ($0.00), respectively, for the year ended December 31, 2008 as compared to ($117,634) and ($0.00), respectively, for the year ended December 31, 2007.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $7,306 as of December 31, 2008.  As of December 31, 2008, the Company had a working capital deficit of $353,032 and shareholders’ equity of $2,447,605.

Due to the Company’s continued losses and change in business, along with a lack of suitable equity and liquidity, the Independent Auditor’s Report of the accompanying financial statements expresses a “going concern” opinion.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our requirements during the next twelve months, including operations and capital expenditures. Currently, the Company has the ability to borrow limited amounts of capital from a private lender in order to sustain short-term business operations.

The Company intends to focus its efforts on introducing the INCABLOCK™ System to the international marketplace.  We believe this will include the selling of licenses, the establishment of joint ventures, developing INCABLOCK™  manufacturing facilities, and providing related engineering, training and marketing to support the entire INCABLOCK™ System.  We also believe that entry into the international affordable housing market sector will expose us to different and potentially fertile financing opportunities - such as project-based debt financing through government organizations and/or agencies who have earmarked funds to promote the construction of housing in emerging markets worldwide.  However, the Company cannot assure that financing will be available or  that it will be available on satisfactory terms when required.  To the extent that we may raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Management plans to aggressively control costs while pursuing more substantive equity and /or debt financing as required to support our business plan.

The Company generated a deficit in cash used in operating activities of $60,028 for the year December 31, 2008 and a deficit from investing activities of $80,018.  This deficit from investing activities is primarily attributable to advances made to a related company in Mexico known as Eco Mining, Inc.

The Company’s generated cash flow from financing activities of $147,312 for the year ended December 31, 2008 primarily through net proceeds of short term notes.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

Critical Accounting Estimates

While our significant accounting policies are more fully described in the notes to our audited consolidated financial statements for the years ended December 31, 2008 and 2007, we believe the following accounting policies to be the most critical in understanding the judgments and estimates we use in preparing our consolidated financial statements.

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

Revenue Recognition

Although, the Company has not recognized revenue to date, the Company will account for the licensing of its patent in accordance with the terms of their license agreements.

Revenue from licenses and sublicenses sold on an individual basis are recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  Revenue from installation, training, and consulting services if required is recognized as services are performed.

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

Fixed Assets

 Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer equipment- 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group or assets is not recoverable.

For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amounts and estimated fair value.

(Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be ant dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	December 31, 2008	December 31, 2007

Net Loss	$(96,907)	$(117,634)

Weighted-average common shares
Outstanding (Basic)	28,941,399	29,584,397

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	28,941,399	29,584,397

Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred. All advertising and marketing costs are included in the statements of operations for the years ended December 31, 2008 and 2007.

Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Qualifying costs incurred during the application development state, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred. The Company, upon the acquisition of Driver Passport LLC, acquired $14,250 of software development costs that related to the application development stage and therefore have capitalized these costs. These costs were to be depreciated over a five-year period. The Company determined in July 2007. No balance remains at December 31, 2007. Total amortization for the years ended December 31, 2008 and 2007 was $-0- and $1,425, respectively.

Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely –than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2008, no additional accrual for income taxes is necessary.

Recently Issued Accounting Pronouncements

In September 2006, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

 In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe that FSP 142-3 will materially impact their financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Item 7A.  Quantative and Qualitative Disclosure about Market Risk.

Not required under Regulation S-K for “smaller reporting companies.”

Item 8.  Financial Statements.

The financial statements begin on Page F-1.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Directors of
Driver Passport, Inc.
(A Development Stage Company)
Spring Valley, CA

We have audited the accompanying balance sheets of Driver Passport, Inc. (the “Company”) (a development stage company) as of December 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007 with cumulative totals since October 12, 2004 (inception) through December 31, 2008 for the statements of operations, stockholders’ equity (deficit) and cash flows.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Driver Passport, Inc. as of December 31, 2008 and 2007, and the results of its statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years ended December 31, 2008 and 2007, with cumulative totals since October 12, 2004 (inception) for the statements of operations, stockholders’ equity (deficit) and cash flows in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.   As discussed in Note 9 to the financial statements, the Company has just completed an acquisition of a patent and has changed its business. The Company has incurred losses in its first few years of operations, and has a working capital deficiency. These factors raise substantial doubt about its ability to continue as a going concern.  Management’s operating and financing plans in regards to these matters are also discussed in Note 9.  The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

/s/ KBL, LLP
KBL, LLP New York, NY April 14, 2009
Title

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$7,306	$-
Due from related company	80,018	-

Total Current Assets	87,324	-

Fixed assets, net of depreciation	-	5,481

Other Assets:
Capitalized interest	637	-
Patent, net of amortization	2,800,000	-

Total Other Assets	2,800,637	-

TOTAL ASSETS	$2,887,961	$5,481

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable and accrued interest	$421,246	$273,894
Accounts payable and accrued expenses	19,110	12,500
Liability for stock to be issued	-	4,000

Total Current Liabilities	440,356	290,394

Total Liabilities	440,356	290,394

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 40,000,000 shares authorized,
33,622,000 and 29,847,000 shares issued and outstanding	33,622	29,847
Additional paid-in capital	3,004,586	178,936
Deficits accumulated during the development stage	(590,603)	(493,696)

Total Stockholders' (Deficit)	2,447,605	(284,913)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,887,961	$5,481

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
			INCEPTION
			OCTOBER 12,
	2008	2007	2004
OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	93,787	86,294	646,779
Depreciation, amortization and impairment	1,096	12,985	17,896
Total Operating Expenses	94,883	99,279	664,675

LOSS BEFORE OTHER INCOME (EXPENSE)	(94,883)	(99,279)	(664,675)

OTHER INCOME (EXPENSE)
Gain from cancellation of shares for fixed assets	12,190	-	12,190
Interest expense, net	(14,214)	(18,355)	(42,799)
Total Other Income (Expense)	(2,024)	(18,355)	(30,609)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(96,907)	(117,634)	(695,284)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(96,907)	$(117,634)	$(695,284)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	28,941,399	29,584,397	28,461,213

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT)
FOR THE PERIOD JANUARY 1, 2006 THROUGH DECEMBER 31, 2008

						Deficits
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-in	Development
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Balance January 1, 2006	-	$-	-	$-	$-	$(55,253)	$(55,253)

Shares issued for acquisition	-	-	25,500,000	25,500	-	-	25,500

Shares issued for cash	-	-	1,197,000	1,197	38,703	-	39,900

Shares issued for services	-	-	1,020,000	1,020	32,980	-	34,000

Contributed capital	-	-	-	-	1,500	-	1,500

Net loss for the year	-	-	-	-	-	(320,809)	(320,809)

Balance December 31, 2006	-	-	27,717,000	27,717	73,183	(376,062)	(275,162)

Contributed capital	-	-	-	-	1,383	-	1,383

Shares issued for liability (services recorded in 2006)	-	-	2,130,000	2,130	104,370	-	106,500

Net loss for the year	-	-	-	-	-	(117,634)	(117,634)

Balance December 31, 2007	-	-	29,847,000	29,847	178,936	(493,696)	(284,913)

Shares issued for services	-	-	50,000	50	3,950	-	4,000

Shares issued for patent	-	-	20,000,000	20,000	2,780,000	-	2,800,000

Cancellation of shares in acquisition	-	-	(16,575,000)	(16,575)	-	-	(16,575)

Shares issued for legal services	-	-	300,000	300	41,700	-	42,000

Net loss for the year	-	-	-	-		(96,907)	(96,907)

Balance December 31, 2008	-	$-	33,622,000	$33,622	$3,004,586	$(590,603)	$2,447,605

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
			TOTALS SINCE
			INCEPTION
			OCTOBER 12,
	2008	2007	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(96,907)	$(117,634)	$(695,284)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	1,096	12,986	17,897
Common stock issued or accrued for consulting services	42,000	4,000	186,500
Gain from cancellation of shares for fixed assets	(12,190)	-	(12,190)

Changes in assets and liabilities
(Increase) in other assets	(637)	-	(637)
Increase (decrease) in accounts payable and
and accrued expenses	6,610	5,000	19,110
Total adjustments	36,879	21,986	210,680

Net cash (used in) operating activities	(60,028)	(95,648)	(484,604)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related company	(80,018)	-	(80,018)
Acquisitions of fixed assets	-	(6,208)	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	(80,018)	(6,208)	(102,300)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	147,352	100,473	421,246
Shares issued for cash	-	-	39,900
Contributed capital	-	1,383	2,883
Increase (decrease) in bank overdraft	-	-	-
Member equity contributions	-	-	130,181

Net cash provided by financing activities	147,352	101,856	594,210

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	7,306	-	7,306

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	-	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$7,306	$-	$7,306

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Patent acquired for shares of common stock	$2,800,000	$-	$2,800,000

The accompanying notes are an integral part of the financial statements.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

Driver Passport, Inc. (the “Company”), was incorporated on December 7, 2005 to be effective January 1, 2006 as a North Dakota corporation.

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

The Company has recognized no revenue since inception. In July of 2007, the Company ceased marketing operations under its former business plan and has since considered other business ventures and as a result, acquired a patent as described below and will now conduct its new business. The Company had impaired the remaining $9,975 of software development costs that remained at June 30, 2007 in the quarter ended September 20, 2007.

Commencing in the fourth quarter of 2007, the Company established a relationship with a consultant that will attempt to attract new business for the Company. The Company has agreed on December 18, 2007 to pay this consultant 50,000 share of stock for his efforts (See Note 9). In June, 2008, the Company decided not to pursue this relationship.

On September 12, 2008, Driver Passport, Inc. (the “Company”) and Incablock International, LLC. (“INCA”), a California limited liability company, entered into a Letter of Intent (“LOI”) for the Company to acquire a patent (as described in patent number US 7,305,803 B2) covering the use of the INCABLOCK™ Construction System (the “Patent”).

On October 30, 2008, per the LOI, the Company and INCA entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

Further, Randy Brown, an executive officer, director and majority of the Company, agreed to return 16,575,000 shares of common stock to the Company for cancellation in consideration of the transfer of all of the current existing assets of the Company following the closing of the acquisition of the Patent.

Concurrent with the assignment of the Patent to the Company, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company as well as a director of the Company. In addition, Mr. Brown resigned as an executive officer of the Company.

As a result of the acquisition of the Patent, the Company ceased being a shell company as that term is defined in Rule 12b-2 and, its new business focus is on selling licenses, developing INCABLOCK™ manufacturing facilities, related engineering and training and marketing of the INCABLOCK™ Construction System.

TECHNOLOGY

The Company owns a proprietary technology known as INCABLOCK™ Construction System to establish a business that specializes in pre-manufactured houses, as well as commercial and industrial structures. These opportunities will be offered through strategic joint ventures and licensing for manufacturing and or marketing. The Company intends to focus first in Mexico, followed by the USA and subsequently other countries.

OVERVIEW

The Company owns a unique intellectual property (the Patent) for the production of Concrete Interlocking Modular Blocks System, which can be safely and efficiently assembled without any mortar. The Company initially intends to generate revenue through licensing opportunities whereby a license will develop a plant for the production of the block and will in turn market prefabricated buildings using the technology covered under the Patent. The Company intends to design, develop, and construct dignified, financially sound and decent housing units by employing an innovative, profitable and environmentally sound new construction technology.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Further, the Company will license the INCABLOCK™ technology internationally, to provide a strong, innovative construction system with which to construct housing developments and commercial buildings, e.g. warehouses, hangars, etc. The joint venture opportunities will include royalty arrangements, and percentage of ownership in exchange for the transfer of the technology.

THE PATENT AND TRADEMARK

A patent application was submitted to the United States Patent and Trademark Office on September 18, 2000 and subsequently an improvement filing was made in 2003. The inventors are Mr. Daniel D. Correa and Mr. Lorenzo Correa. The Patent letter was granted on December 11, 2007 with the Patent No. 7,305,803 with an expiration date of May 16, 2025. The Patent was subsequently assigned to INCA. Trademark applications were filed on April 3, 2008 (serial No. 77/439,024) for INCABLOCK™.

PRODUCT DESCRIPTION

The Company, with the INCABLOCK™ technology, will license the ability to design, manufacture and market customized concrete block products, interlocking concrete blocks, roofing structures, light concrete aggregate panels and a “kit system” of a pre-fabricated houses or structures on a standard format or custom made basis according to customer blue prints.

Below are features of the INCABLOCK™ system that the Company believes set it apart from other block systems or standard construction:

•	The INCABLOCK™ product line offers more than six different modular blocks in different thicknesses (4”-6”-8”-12”) that can be versatile to accommodate a total modular construction project.
•
Interlocking capabilities on all contact faces, each block forms a dilatation joint in each contact face of the block (top-bottom-left side-right side), increasing the flexibility to resist earthquakes and high winds.

•
Mortar-less, it does not require mortar as its design includes an interlocking tongue and groove system that allows an easy assembly; they can be grouted inside their cells when dictated by the structural plans.

•	Self-alignment capabilities-all blocks of the system are component to each other and can only be fit in one-way position.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

•	Per conventional square meter is quicker to assemble than standard construction methods.
•	Hollow cells in their block interior allows the passage of re-bars, insulation materials, cables, pipes for utilities and grout when needed.
•	Unskilled labor rated, after the first course is grouted to the flooring structure, the blocks are just assemble together.
•	Fire resistant. Since concrete blocks do not support combustion and their mass transfer’s heat slowly their fire resistance is very high.
•	Sound control, especially important in multi-unit housing, commercial and industrial applications, and excellent sound barrier for populated areas with highways.
•	Attractive finishes. Perfectly aligned blocks with no mortar provide a better surface for applying decorative finishes by brush, towel, or spray, in some areas may be left expose.
•
Pre-manufactured kit for houses and buildings with all the necessary modular pieces including blocks with self contained electrical and plumbing outlets, window molding and sills, cornices, dentils, etc.

MARKETING

The market for factory-built housing is affected by a number of factors, including the availability, cost and credit underwriting standards of consumer financing, consumer confidence, employment levels, general housing market and other economic conditions and the overall affordability of factory-built housing versus other forms of housing. In addition, demographic trends such as changes in population growth and competition affect demand for housing products. Interest rates and the availability of financing also influence the affordability of factory-built housing.

The Company believes the segment of the housing market in which manufactured housing is most competitive includes consumers located in developing countries and lower class consumerism in the United States. The comparatively low cost of manufactured homes attracts these consumers. People in rural areas, where fewer housing alternatives exist, and those who presently live in factory-built homes, also make up a significant portion of the demand for new factory-built housing.

The Company intends to offer licenses for manufacturing to established block manufacturers, new start up and interested companies that will like to ad manufacturing of blocks as part of their own expansion program, such as contractors, developers and others.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Additionally, the Company will offer the licensing of the Company technology for the implementation and construction of all inclusive manufacturing facilities, including the use of the INCABLOCK™ Construction System and roofing structure manufacturing, use for the sale of “KIT” housing and or commercial buildings, to companies in the industry, or turn key opportunities.

In the foreign market, the Company will offer the licensing of the Company technology for the implementation and construction of all inclusive manufacturing facilities, including the use of the INCABLOCK™ Construction System and roofing structure manufacturing, use for the sale of “KIT” housing and or commercial buildings, to companies in the industry, or turn key opportunities.

In the past, a number of factors have restricted demand for factory-built housing, including in some cases, less-favorable financing terms compared to site-built housing, the effects of restrictive zoning on the availability of certain locations for home placement and, in some cases, an unfavorable public image. Certain of these adverse factors have lessened considerably in recent years with the improved quality and appearance of factory-built housing.

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.  Development Stage Company

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

b.  Use of Estimates

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

c.  Start-up Costs

In accordance with the American Institute of Certified Public Accountants Statement of Position 98-5, “Reporting on the Costs of Start-up Activities”, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

d.  Revenue Recognition

Although, the Company has not recognized revenue to date, the Company will account for the licensing of its patent in accordance with the terms of their license agreements.

Revenue from licenses and sublicenses sold on an individual basis are recognized upon shipment, provided that evidence of an arrangement exists, delivery has occurred and risk of loss has passed to the customer, fees are fixed or determinable and collection of the related receivable is reasonably assured.  Revenue from installation, training, and consulting services if required is recognized as services are performed.

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

e.  Income Taxes

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

f.  Fixed Assets

Fixed assets are stated at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the assets; computer equipment- 5 years.

When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is recognized in income for the period. The cost of maintenance and repairs is charged to income as incurred; significant renewals and betterments are capitalized. Deduction is made for retirements resulting from renewals or betterments.

g.  Impairment of Long-Lived Assets

Long-lived assets, primarily fixed assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable. The Company does not perform a periodic assessment of assets for impairment in the absence of such information or indicators. Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent or manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group or assets is not recoverable.

For long-lived assets to be held and used, the Company recognizes an impairment loss only if its carrying amount is not recoverable through its undiscounted cash flows and measures the impairment loss based on the difference between the carrying amounts and estimated fair value.

h.  (Loss) Per Share of Common Stock

Basic net (loss) per common share is computed using the weighted average number of common shares outstanding. Diluted earnings per share (EPS) include additional dilution from common stock equivalents, such as stock issuable pursuant to the exercise of stock options and warrants.

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be ant dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

h.  (Loss) Per Share of Common Stock (Continued)

	December 31, 2008	December 31, 2007

Net Loss	$(96,907)	$(117,634)

Weighted-average common shares
Outstanding (Basic)	28,941,399	29,584,397

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	28,941,399	29,584,397

i.  Advertising

The Company’s policy is to expense the costs of advertising and marketing as incurred. All advertising and marketing costs are included in the statements of operations for the years ended December 31, 2008 and 2007.

j.  Software Development Costs

Internal use software costs are recorded in accordance with Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Qualifying costs incurred during the application development state, which consist primarily of outside services, are capitalized and amortized over the estimated useful life of the asset. All other costs, such as the cost of routine maintenance and minor modifications to the software, are expensed as incurred. The Company, upon the acquisition of Driver Passport LLC, acquired $14,250 of software development costs that related to the application development stage and therefore have capitalized these costs. These costs were to be depreciated over a five-year period. The Company determined in July 2007. No balance remains at December 31, 2007. Total amortization for the years ended December 31, 2008 and 2007 was $-0- and $1,425, respectively.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

k.  Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely –than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of December 31, 2008, no additional accrual for income taxes is necessary.

l.  Recent Accounting Pronouncements

In September 2006, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an amendment of FASB Statement No. 115”, (“FAS 159”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

l.  Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations. This statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition. SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any noncontrolling interest in the acquired at the acquisition date, at their fair values as of that date. This compares to the cost allocation method previously required by SFAS No. 141. SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either consideration at the date of acquisition, based on the fair value at that date. This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008. Early adoption of this standard is not permitted and the standards are to be applied prospectively only. Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed. The adoption of SFAS No. 141R is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”. The Company was required to adopt FSP 142-3 on October 1, 2008. The guidance in FSP 142-3 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe that FSP 142-3 will materially impact their financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 3-	FIXED ASSETS

Fixed assets as of December 31, 2008 and 2007 were as follows:

	Estimated
	Useful
	Lives
	(Years)	2008	2007

Computer equipment	5	$7,281	$7,281

Less: accumulated depreciation		(7,281)	(1,800)
Fixed assets, net		$0	$5,481

There was $1,096 and $1,585 charged to operations for depreciation expense for the years ended December 31, 2008 and 2007, respectively.

The Company as part of the Assignment Agreement entered into on October 30, 2008, dispose of the equipment and as a result the balance is zero as of December 31, 2008.

NOTE 4-	INTANGIBLE ASSETS

On September 18, 2000, a patent application was submitted with the United States Patent and Trademark Office and subsequently an improvement filing was made in 2003 by the inventors of the Inca Block system, Mr. Daniel D. Correa and Mr. Lorenzo Correa. The patent letter was granted on December 11, 2007 with Patent No. 7,305,803 with an expiration date of May 16, 2025. The Patent was subsequently assigned to INCA. Trademark applications were filed on April 3, 2008 (serial No. 77/439,024) for INCABLOCK.

The Company as part of the Assignment Agreement entered into on October 30, 2008, acquired the Patent in exchange for the 20,000,000 shares of common stock they issued on December 31, 2008. The Company’s common stock had a fair value of $.14 per share on this date, and as a result, the Company valued the Patent at $2,800,000. The Patent has an estimated useful life of 16 years and will be amortized commencing January 1, 2009. In addition, the Company will perform annual impairment tests for all of its long-lived assets including the Patent.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 5-	SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 6). As of December 31, 2008, the Company has $280,388 outstanding to this shareholder, as well as $40,860 in accrued interest. The majority shareholder has since ceased funding the operations as of October 2008, however has entered into a separate note payable as discussed in Note 6.

NOTE 6-	NOTES PAYABLE

The Company entered into an unsecured promissory note with its former majority shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (4.00% as of December 31, 2008). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of December 31, 2008 and 2007 on this note was $280,388 and $247,888, respectively. Included in the statements of operations is $14,214 and $18,355, respectively in interest expense on this note.

On November 18, 2008, the Company entered into a promissory note with Randy Brown, separate from the unsecured promissory note. This note, is in the principal amount of $100,000 and bears interest at a rate of 10% per annum. The amounts were received in three advances, $25,000 each on November 18, 2008 and December 9, 2008 and the final $50,000 on December 19, 2008. The note matures May 18, 2009. If the Company fails to repay the balance of the note plus accrued interest by the maturity date, the Company agrees to increase the interest rate by 5% per annum for each six month period the note remains unpaid, and this rate shall be applied to the entire balance from the beginning of the note.

The purpose of this note is to provide proceeds for a project the Company is working on with an entity known as Eco Mining, Inc., for a mining project in Mexico, relating to the mining of a product known as “pozzolan”. The note, is guaranteed by real estate in Baja California, Mexico, owned by INCA and the irrevocable unconditional personal guarantee of Daniel Correa.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 6-	NOTES PAYABLE (CONTINUED)

The note accrued interest of $637 which the Company has capitalized as part of the project that they are working on. Eco Mining, Inc. is a related company through common ownership, and the Company has funded $80,018 through December 31, 2008 (see Note 7).

NOTE 7-	DUE FROM RELATED PARTY – ECO MINING, INC.

During the period October 30, 2008 through December 31, 2008, the Company paid certain non-interest advances to Eco Mining, Inc. a corporation that has common ownership to the Company. The Company advanced $80,018 to Eco Mining, Inc. for a certain project in Mexico. The Company used the proceeds of the promissory note entered into on November 18, 2008 to fund this project.

NOTE 8-	PROVISION FOR INCOME TAXES

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

At December 31, 2008, deferred tax assets consist of the following:

Net operating losses	$236,397

Valuation allowance	(236,397

$-

At December 31, 2008, the Company had a net operating loss carry forward in the approximate amount of $695,284, available to offset future taxable income through 2028. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 8-	PROVISION FOR INCOME TAXES (CONTINUED)

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the years ended December 31, 2008 and 2007 is summarized as follows:

	2008	2007

Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

NOTE 9-	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the years ended December 31, 2008 and 2007 of $96,907 and $117,634 respectively. The Company had a working capital deficit of $353,032 at December 31, 2008.

The Company acquired a development stage company on January 1, 2006, and there is no guarantee that the Company will be able to generate enough revenue and/or raise capital to support current operations and generate anticipated sales. Due to the Company’s continued losses and change in business, along with a lack of suitable equity and liquidity in the Company, these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months.

On October 30, 2008, per the LOI, the Company and INCA entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 9-	GOING CONCERN (CONTINUED)

Further, Randy Brown, an executive officer, director and majority of the Company, agreed to return 16,575,000 shares of common stock to the Company for cancellation in consideration of the transfer of all of the current existing assets of the Company following the closing of the acquisition of the Patent.

Concurrent with the assignment of the Patent to the Company, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company as well as a director of the Company. In addition, Mr. Brown resigned as an executive officer of the Company.

As a result of the acquisition of the Patent, the Company ceased being a shell company as that term is defined in Rule 12b-2 and, its new business focus is on selling licenses, developing INCABLOCK™ manufacturing facilities, related engineering and training and marketing of the INCABLOCK™ Construction System.

The Company is still in need of additional liquidity to carry out the proposed business of INCA, and is in process of discussions to secure financing. Should the Company be successful in securing financing, it may be on terms that are unfavorable to the Company.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT)

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

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

On October 30, 2008, per the LOI, the Company and INCA entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of. A value has been issued to the shares issued on December 31, 2008 in an amount of $0.14 cents per share for the 20,000,000 shares of common stock or $2,800,000. The shares were issued for the patent and were issued on December 31, 2008.

In addition, on December 31, 2008, the Company issued 300,000 shares of common stock for legal services provided at a value of $0.14 per share or $42,000.

As of December 31, 2008, the Company had 33,622,000 shares issued and outstanding.

As of December 31, 2008, there were no shares of preferred stock issued or outstanding, and the Company has not issued any stock options or warrants.

NOTE 11-	COMMITMENTS

The Company has entered into several contracts for services as follows:

a. Product development and marketing- fees were $600 and $23,900 for the years ended December 31, 2008 and 2007, respectively for these fees.

b.Accounting and administrative services, including website development- fees were $22,762 and $13,744 for the years ended December 31, 2008 and 2007 respectively and is based on time at standard billing rates thereafter.

c. Consulting fees for the amount of $3,507 for the year ended December 31, 2008.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 11-	COMMITMENTS (CONTINUED)

The Company has recognized expenses as incurred under the accrual method of accounting. As of December 31, 2008 there are no amounts accrued for these services. These fees were paid through the note payable with the majority shareholder.

NOTE 12-	ACQUISITION

On September 12, 2008, Driver Passport, Inc. (the “Company”) and INCA, a California limited liability company, entered into a LOI for the Company to acquire a patent (as described in patent number US 7,305,803 B2) covering the use of the INCABLOCK™ Construction System (the “Patent”).

On October 30, 2008, per the LOI, the Company and INCA entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.

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

Further, Randy Brown, an executive officer, director and majority of the Company, agreed to return 16,575,000 shares of common stock to the Company for cancellation in consideration of the transfer of all of the current existing assets of the Company following the closing of the acquisition of the Patent.

Concurrent with the assignment of the Patent to the Company, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer, and Secretary of the Company as well as a director of the Company. In addition, Mr. Brown resigned as an executive officer of the Company.

As a result of the acquisition of the Patent, the Company ceased being a shell company as that term is defined in Rule 12b-2 and, its new business focus is on selling licenses, developing INCABLOCK™ manufacturing facilities, related engineering and training and marketing of the INCABLOCK™ Construction System.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 13-	RESOLUTIONS AND INFORMATION STATEMENT

On February 9, 2009, the Company filed a DEF 14C Information Statement in connection with certain actions taken by the written consent by stockholders holding a majority of the outstanding voting stock of the Company, dated as of November 24, 2008. As a result, the Company sent an Information Statement pursuant to section 14 of the Securities Exchange Act of 1934, and Regulation 14c and schedule 14c thereunder. This information is to state the notice of action in which written consent from shareholders representing more than fifty percent (50%) of the total voting shares of the Company, approving the following actions:

1.	The reincorporation of the Company in the State of Nevada.
2.	Changing the Company’s name to Eco Global Corporation as a result of the reincorporation.
3.	Increasing the authorized capital stock if the Company as a result of the reincorporation
4.	Adopting blank check preferred stock as a result of the reincorporation.

DRIVER PASSPORT, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

NOTE 14 -	FAIR VALUE MEASUREMENTS

On January 1, 2008, the Company adopted SFAS 157. SFAS 157 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. SFAS 157’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. SFAS 157 classifies these inputs into the following hierarchy:

Level 1 inputs: Quoted prices for identical instruments in active markets.

Level 2 inputs: Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

Level 3 inputs: Instruments with primarily unobservable value drivers.

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Level 3	Total
Cash	7,306	-	-	7,306

Total assets	7,306	-	-	7,306

Notes payable	-	-	380,388	380,388

Total liabilities	-	-	380,388	380,388

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On January 8, 2008, the Company was notified that Michael Pollack CPA, LLC (“Pollack”) became a partner of KBL, LLP and that Pollack resigned as the independent registered public accounting firm for the Company. KBL, LLP was appointed as the Company’s new independent registered public accounting firm.

The audit reports of Pollack on the financial statements of the Company as of and for the years ended December 31, 2006 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. Pollack’s 2006 audit report relating to Pollack's the Company’s financial statements for the fiscal years ended December 31, 2006 included an explanatory paragraph relating to an uncertainty as to the Company’s ability to continue as a going concern.

The decision to engage KBL, LLP was approved by the audit committee of the board of directors on January 9, 2008.

During the Company’s most recent fiscal year ended December 31, 2006 and through January 9, 2008, the Company did not consult with KBL, LLP on (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and KBL, LLP did not provide either a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

In connection with the audit of the Company’s financial statements for the fiscal year ended December 31, 2006 and through January 11, 2008, there were: (i) no disagreements between the Company and Pollack on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Pollack, would have caused Pollack to make reference to the subject matter of the disagreement in their reports on the Company’s financial statements for such year, and (ii) no reportable events within the meaning set forth in Item 304(a)(1)(v) of Regulation S-K.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

As of December 31, 2008, management conducted an assessment of the effectiveness of Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our disclosure controls and procedures were not effective as of December 31, 2008.  The material weakness is as follows:

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

Changes in Internal Controls.

During the three months ended December 31, 2008, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Our directors, executive officers, significant employees, as well as their ages and the positions they held, as of December 31, 2008, are set forth below.  Our directors hold office until our next annual meeting of stockholders and until their successors in office are elected and qualified.  All of our officers serve at the discretion of our Board of Directors.  There are no family relationships among our executive officers and directors.

NAME	AGE	POSITION
Daniel D. Correa	56	Chief Executive Officer, Chief Financial Officer, Secretary and Director
Randy Brown	56	Director

Daniel D. Correa, Chief Executive Officer, Chief Financial Officer, Secretary and Director

From 2000 through 2007, Dr. Correa has served as the Managing Member of INCABLOCK, LLC., a Delaware LLC, which performed research and development for the Incablock Construction System.  INCABLOCK, LLC was dissolved in 2007 and the patent was transferred to Incablock International, LLC in 2008.  In 2008, Dr. Correa has served as the  Managing Member where he has been actively marketing the “Block Construction System”.  During 2007 and 2008, Dr. Correa also served as the Managing Member of  INCA GROUP, LLC, A Nevada LLC but resigned in August 2008.  From 2004 to 2007, Dr. Correa, served as the President of CARD MART PLUS USA, INC., a Nevada Corporation focused on the development and resale of pre-paid debit cards.  From 2007 through March 2008, Dr. Correa served on the board of directors of HOMETREND, INC., Nevada Corporation.

Randy Brown, Director

Mr. Brown joined us in January 2006. He has been Vice President Of AGSCO Inc., an Agricultural Supply Company since March 1997, and previously served as president from April 1997. He has been CEO of Ag Depot, Inc., also an agricultural supply company.  Mr. Brown resigned as an executive officer of the Company in November 2008.

Significant Employees.

As of the date hereof, the Company has no significant employees.

The Board of Directors acts as the Audit Committee and the Board has no separate committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the Company.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. During the fiscal year ended December 31, 2008, the following officers, directors and 10% stockholders were late in their filings:  Randy Brown and Daniel Correa have not filed their respective Form 3s or Form 4s with the SEC.

Item 11.  Executive Compensation

Summary Compensation Table

The following tables set forth certain information regarding our CEO and each of our most highly-compensated executive officers whose total annual salary and bonus for the fiscal years ending December 31, 2008 and 2007 exceeded $100,000

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Daniel D. Correa
CEO, CFO
Principal Executive and	2008	-	-	-	-	-	-
Financial Officer (1)	2007	N/A	-	-	-	-	-

Randy Brown
Former CEO and CFO	2008	-	-	-	-	-	-
	2007	-	-	-	-	-	-
(1) Mr. Correa was not appointed until 2008.

Employment Agreements

We have no employment agreements with our executive officers.

Outstanding Equity Awards at Fiscal Year-End Table.

As of December 31, 2008, there were no outstanding equity awards.

Director Compensation

Our directors are elected by the vote of a majority in interest of the holders of our voting stock and hold office until the expiration of the term for which he or she was elected and until a successor has been elected and qualified.

A majority of the authorized number of directors constitutes a quorum of the Board of Directors for the transaction of business. The directors must be present at the meeting to constitute a quorum. However, any action required or permitted to be taken by the Board of Directors may be taken without a meeting if all members of the Board of Directors individually or collectively consent in writing to the action.

Directors did not receive compensation for the fiscal year ended December 31, 2008.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of April 14, 2009, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name of Holder (1)	Amount and Nature of Beneficial Ownership (2)	Percentage of Class (2)
Daniel D. Correa
Randy Brown	8,925,000	26.55%
All Officers and Directors as a group (2 individuals)

Incablock International, LLC	20,000,000	59.48%

(1)	Except as otherwise indicated, the address of each beneficial owner is c/o Driver Passport, Inc. 123 Worthington St. Suite 203, Spring Valley, CA 91977
(2)
Applicable percentage ownership is based on 33,622,000 shares of common stock outstanding as of April 15, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of April 15, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of April 15, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Item 13. Certain Relationships And Related Transactions

The Company entered into an unsecured promissory note with Mr. Brown in a maximum amount of $500,000, due on demand. Mr. Brown has charged the Company interest at the prime rate (4.0% as of December 31, 2008). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of  December 31, 2008 is $321,248 which includes accrued interest of $40,860.

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

On October 30, 2008, per the LOI, the Company and Inca entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to the Company in consideration for an option to purchase 20,000,000 shares of common stock for an aggregate purchase price of $1.00 and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.  Inca is wholly owned by Mr. Correa’s daughter,

In addition, on October 30, 2008, the Company and Randy Brown, an executive officer, director and shareholder of the Company, entered into and closed an Agreement and Release whereby Mr. Brown agreed to return 16,575,000 shares of common stock of the Company to the Company in consideration for the sale of all of the assets of the Company relating to the driver security program.  Further, except for the Promissory Note in the principal amount of $500,000, Mr. Brown agreed to assume all of the liabilities of the Company.

On November 4, 2008, following the cancellation of the 16,575,000 shares of common stock of the Company by Mr. Brown, Inca exercised its option and received 20,000,000 shares of common stock of the Company. Upon issuance of the new shares, Inca became the new majority shareholder of the Company.

On November 18, 2008, the Company entered into a promissory note with Randy Brown, separate from the unsecured promissory note.  This note, is in the principal amount of $100,000 and bears interest at a rate of 10% per annum.  The note matures May 18, 2009.  If the Company fails to repay the balance of the note plus accrued interest by the maturity date, the Company agrees to increase the interest rate by 5% per annum for each six month period the note remains unpaid, and this rate shall be applied to the entire balance from the beginning of the note.  The note, is guaranteed by real estate in Baja California, Mexico, owned by Incablock de Mexico SRL de CV and the irrevocable unconditional personal guarantee of Daniel Correa.

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

Item 14.  Principal Accounting Fees and Services.

We have engaged KBL LLP as our registered independent public accounting firm for the fiscal year ended December 31, 2008.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB and 10-Q during these fiscal years were $20,000 and $20,000, respectively.

We incurred no other fees with our auditors.

Item 15.  Exhibits.

Exhibit No.	Title of Document
3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form SB-2 filed with the on June 21, 2006).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form SB-2 filed with the SEC on June 21, 2006).

4.1	Option issued to Incablock International LLC (Incorporated by reference to exhibit 10.2 on Form 8-K filed with the SEC on November 11, 2008).

10.1	Assignment Agreement by and between Driver Passport, Inc. and Incablock International LLC (Incorporated by reference to exhibit 10.1 on Form 8-K filed with the SEC on November 11, 2008).

10.2	Agreement and Release by and between Driver Passport, Inc. and Randy Brown (Incorporated by reference to exhibit 10.3 on Form 8-K filed with the SEC on November 11, 2008).

16.1	Letter of Michael Pollack, CPA (Incorporated by reference to exhibit 16.1 on Form 8-K filed on January 11, 2008).

31	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

32	Certification of principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Filed herewith)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DRIVER PASSPORT, INC.

Date: April 15, 2009	By:	/s/ Daniel D. Correa
Daniel D. Correa Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Daniel D. Correa	Chief Executive Officer, Chief Financial Officer,	April 15, 2009
Daniel D. Correa	Secretary, and Director (Principal Executive
Officer, Principal Financial Officer, Principal
Accounting Officer)

/s/ Randy Brown	Director	April 15, 2009
Randy Brown