Form 10-Q
period 2009-03-31
ECO GLOBAL Corp
filed 2009-05-20
CIK 1362388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-52333

Eco Global Corporation
(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-3955577 (I.R.S. Employer Identification No.)

123 Worthington Street, Suite 203
Spring Valley, California 91977
(Address of principal executive offices)

(800) 743-1824
(Issuer's telephone number)

Driver Passport Inc.
(Former Name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                Accelerated filer ☐
Non-accelerated filer ☐                                                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of May 15, 2009 is 33,622,000.

ECO GLOBAL CORPORATION
INDEX

		Page No.
PART I.	Financial Information

Item 1.	Financial Statements	3

	Balance Sheets at March 31, 2009 (Unaudited) and December 31, 2008	4

	Statements of Operations for the three Months Ended March 31, 2009 and 2008 and Cumulative Inception October 12, 2004 (Unaudited)	5

	Statements of Cash Flows for the three Months Ended March 31, 2009 and 2008 and Cumulative Inception October 12, 2004 (Unaudited)	6

	Notes to Financial Statements (Unaudited)	7

	Item 2. Management’s Discussion and Analysis or Plan of Operation	27

	Item 3. Quantitative and Qualitative Disclosures About Market Risks	29

	Item 4T. Controls and Procedures	29

PART II.	Other Information

	Item 1. Legal Proceedings	30

	Item 1A. Risk Factors	30

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30

	Item 3. Defaults Upon Senior Securities	30

	Item 4. Submission of Matters to a Vote of Security Holders	30

	Item 5. Other Information	30

	Item 6. Exhibits	29

SIGNATURES		31

PART I—FINANCIAL INFORMATION

FORWARD-LOOKING STATEMENTS

Certain information included in this report and other Company filings (collectively, “SEC filings”) under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended (as well as information communicated orally or in writing between the dates of such SEC filings) contains or may contain forward looking information that is subject to certain risks, trends and uncertainties that could cause actual results to differ materially from expected results. Among these risks, trends and uncertainties are the Company’s ability to raise capital, national and local economic conditions, the lack of an established operating history for the Company’s current business activities, conditions and trends in the building industries in general, changes in interest rates, the effect of governmental regulation on the Company and other factors described from time to time in our filings with the Securities and Exchange Commission.

ITEM 1. FINANCIAL STATEMENTS

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS

	MARCH 31,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$80	$7,306
Due from related company	84,647	80,018

Total Current Assets	84,727	87,324

Fixed assets, net of depreciation	-	-

Other Assets:
Capitalized interest	3,103	637
Patent, net of amortization	2,756,250	2,800,000

Total Other Assets	2,759,353	2,800,637

TOTAL ASSETS	$2,844,080	$2,887,961

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable and accrued interest	$452,746	$421,246
Accounts payable and accrued expenses	20,274	19,110

Total Current Liabilities	473,020	440,356

Total Liabilities	473,020	440,356

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 250,000,000 shares authorized,
33,622,000 shares issued and outstanding	33,622	33,622
Additional paid-in capital	3,004,586	3,004,586
Deficits accumulated during the development stage	(667,148)	(590,603)

Total Stockholders' (Deficit)	2,371,060	2,447,605

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,844,080	$2,887,961

The accompanying notes are an integral part of the financial statements.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
	THREE MONTHS ENDED		INCEPTION
	MARCH 31,		OCTOBER 12,
	2009	2008	2004
OPERATING REVENUES
Revenues	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	29,991	7,658	676,770
Depreciation, amortization and impairment	43,750	548	61,646
Total Operating Expenses	73,741	8,206	738,416

LOSS BEFORE OTHER INCOME (EXPENSE)	(73,741)	(8,206)	(738,416)

OTHER INCOME (EXPENSE)
Gain from cancellation of shares for fixed assets	-	-	12,190
Interest expense, net	(2,804)	(4,159)	(45,603)
Total Other Income (Expense)	(2,804)	(4,159)	(33,413)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(76,545)	(12,365)	(771,829)
Provision for Income Taxes	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(76,545)	$(12,365)	$(771,829)

NET LOSS PER BASIC AND DILUTED SHARES	$(0.00)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,622,000	29,847,000	28,852,841

 The accompanying notes are an integral part of the financial statements.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
	THREE MONTHS ENDED MARCH 31,		INCEPTION OCTOBER 12,
	2009	2008	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(76,545)	$(12,365)	$(771,829)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	43,750	548	61,647
Common stock issued or accrued for consulting services	-	-	186,500
Gain from cancellation of shares for fixed assets	-	-	(12,190)

Changes in assets and liabilities
(Increase) in other assets	(2,466)	-	(3,103)
Increase (decrease) in accounts payable and
and accrued expenses	32,664	(6,705)	51,774
Total adjustments	73,948	(6,157)	284,628

Net cash (used in) operating activities	(2,597)	(18,522)	(487,201)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related company	(4,629)	-	(84,647)
Acquisitions of fixed assets	-	-	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	(4,629)	-	(106,929)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	-	18,522	421,246
Shares issued for cash	-	-	39,900
Contributed capital	-	-	2,883
Increase (decrease) in bank overdraft	-	-	-
Member equity contributions	-	-	130,181

Net cash provided by financing activities	-	18,522	594,210

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(7,226)	-	80

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,306	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$80	$-	$80

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Patent acquired for shares of common stock	$-	$-	$2,800,000

The accompanying notes are an integral part of the financial statements.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

GENERAL

The unaudited financial statements included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The financial statements and notes are presented as permitted on Form 10-Q and do not contain information included in the Company’s annual statements and notes.  Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the December 31, 2008 10-K and audited financial statements and the accompanying notes thereto.  While management believes the procedures followed in preparing these financial statements are reasonable, the accuracy of the amounts are in some respects dependent upon the facts that will exist, and procedures that will be accomplished by the Company later in the year.

These unaudited financial statements reflect all adjustments, including normal recurring adjustments which, in the opinion of management, are necessary to present fairly the operations and cash flows for the periods presented.

Driver Passport, Inc. (“Driver Passport”) was incorporated on December 7, 2005 to be effective January 1, 2006 as a North Dakota corporation.

On January 1, 2006, Driver Passport issued 25,500,000 shares of its common stock in exchange for 100% of the membership interest of Driver Passport, LLC, a North Dakota limited liability company formed on October 12, 2004.

On January 2, 2006, Driver Passport, LLC was dissolved.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Driver Passport is considered a development stage company and has presented numbers since the inception of Driver Passport, LLC which was October 12, 2004. The business combination that took place was essentially a reverse merger whereby the operating company, Driver Passport, LLC was acquired by a shell company, Driver Passport. Driver Passport has treated this as a purchase for accounting purposes.

Driver Passport has recognized no revenue since inception. In July of 2007, Driver Passport ceased marketing operations under its former business plan and has since considered other business ventures and as a result, acquired a patent as described below and will now conduct its new business. Driver Passport had impaired the remaining $9,975 of software development costs that remained at June 30, 2007 in the quarter ended September 20, 2007.

On September 12, 2008, Driver Passport and Incablock International, LLC. (“INCA”), a California limited liability company, entered into a Letter of Intent (“LOI”) for the Company to acquire a patent (as described in patent number US 7,305,803 B2) covering the use of the INCABLOCK™ Construction System (the “Patent”).

On October 30, 2008, per the LOI, Driver Passport and INCA entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to Driver Passport in consideration for an option to purchase 20,000,000 shares of common stock and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of.

In addition, on October 30, 2008, Driver Passport and Randy Brown, an executive officer, director and shareholder of Driver Passport, entered into and closed an Agreement and Release whereby Mr. Brown agreed to return 16,575,000 shares of common stock of Driver Passport to Driver Passport in consideration for the sale of all of the assets of Driver Passport relating to the driver security program. Further, except for the Promissory Note in the principal amount of approximately $319,000, Mr. Brown agreed to assume all of the liabilities of Driver Passport.

Further, Randy Brown, an executive officer, director and majority of Driver Passport, agreed to return 16,575,000 shares of common stock to Driver Passport for cancellation in consideration of the transfer of all of the current existing assets of Driver Passport following the closing of the acquisition of the Patent.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Concurrent with the assignment of the Patent to Driver Passport, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer, and Secretary of Driver Passport as well as a director of Driver Passport. In addition, Mr. Brown resigned as an executive officer of Driver Passport.

As a result of the acquisition of the Patent, Driver Passport ceased being a shell company as that term is defined in Rule 12b-2 and, its new business focus is on selling licenses, developing INCABLOCK™ manufacturing facilities, related engineering and training and marketing of the INCABLOCK™ Construction System.

On January 13, 2009, Driver Passport and its newly formed, wholly owned subsidiary, Eco Global Corporation, a Nevada corporation (“Eco Global” or the “Company”), entered into a Plan and Agreement of Merger (the “Merger Agreement”).  Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the Company merged with and into Eco Global (the “Migratory Merger”), with Eco Global continuing as the surviving corporation domesticated in Nevada.

As a result of the Migratory Merger, the Company in now incorporated in Nevada, is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of blank check preferred stock, par value $0.001, and the Company’s name has been changed to Eco Global Corporation.

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Common stock equivalents were not included in the computation of diluted earnings per share when the Company reported a loss because to do so would be anti dilutive for periods presented.

The following is a reconciliation of the computation for basic and diluted EPS:

	March 31,	March 31,
	2009	2008

Net Loss	$(76,545)	$(12,365)

Weighted-average common shares
Outstanding (Basic)	33,622,000	29,847,000

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,622,000	29,847,000

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.  Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely –than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of March 31, 2009, no additional accrual for income taxes is necessary.

j.  Recent Accounting Pronouncements

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

j.  Recent Accounting Pronouncements (Continued)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 3 - FIXED ASSETS

Fixed assets as of March 31, 2009 and 2008 were as follows:

	Estimated
	Useful
	Lives
	(Years)	2009	2008
Computer equipment	5	$0	$7,281

Less: accumulated depreciation		0	(2,348)
Fixed assets, net		$0	$4,933

The Company as part of the Assignment Agreement entered into on October 30, 2008, disposed of the equipment and as a result the balance is zero as of March 31, 2009.

NOTE 4 - INTANGIBLE ASSETS

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 4 - INTANGIBLE ASSETS (CONTINUED)

Intangible assets as of March 31, 2009 and 2008 were as follows:

	Estimated
	Useful
	Live
	(Years)	2009	2008
INCABLOCK Patent	16	$2,800,000	$0

Less: accumulated amortization		(43,750)	0
Intangible assets, net		$2,756,250	$0

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2008 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $175,000 in 2009 through 2013.

NOTE 5 - SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 6). As of March 31, 2009, the Company has $280,388 outstanding to this shareholder, as well as $43,024 in accrued interest. The majority shareholder has since ceased funding the operations as of October 2008, however has entered into a separate note payable as discussed in Note 6.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 6 - NOTES PAYABLE

The Company entered into an unsecured promissory note with its former majority shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (4.00% as of March 31, 2009). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of March 31, 2009 and December 31, 2008 on this note was $280,388. Included in the statements of operations is $2,804 and $4,159, respectively in interest expense on this note.

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

During the period January 1, 2009 through March 31, 2009, the note accrued interest of $2,466 which the Company has capitalized as part of the project that they are working on. Eco Mining, Inc. is a related company through common ownership, and the Company has funded $84,647 through March 31, 2009 (see Note 7).

NOTE 7 - DUE FROM RELATED PARTY – ECO MINING, INC.

During the period January 1, 2009 through March 31, 2009, the Company paid $4,629 in certain non-interest advances directly related to Eco Mining, Inc. a corporation that has common ownership to the Company. The Company has advanced a cumulative total $84,647 to Eco Mining, Inc. for a certain project in Mexico. The Company used the proceeds of the promissory note entered into on November 18, 2008 to fund this project.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 8 - PROVISION FOR INCOME TAXES

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

At March 31, 2009, deferred tax assets consist of the following:

Net operating losses	$262,422

Valuation allowance	(262,422)

$-

At March 31, 2009, the Company had a net operating loss carry forward in the approximate amount of $771,829, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended March 31, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 9 - GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the three months ended March 31, 2009 and 2008 of $76,545 and $12,365 respectively. The Company had a working capital deficit of $388,293 at March 31, 2009.

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 9 - GOING CONCERN (CONTINUED)

As a result of the acquisition of the Patent, the Company ceased being a shell company as that term is defined in Rule 12b-2 and, its new business focus is on selling licenses, developing INCABLOCK™ manufacturing facilities, related engineering and training and marketing of the INCABLOCK™ Construction System.

The Company is still in need of additional liquidity to carry out the proposed business of INCA, and is currently in discussions to secure financing. Should the Company be successful in securing financing, it may be on terms that are unfavorable to the Company.

The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

The Company was established with 50,000,000 shares of authorized stock; 40,000,000 of common stock and 10,000,000 of preferred stock. Each class of stock has a par value of $.001. As a result of the Migratory Merger (see Note 1), the Company in now authorized to issue 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of blank check preferred stock, par value $0.001.

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

As of March 31, 2009, the Company had 33,622,000 shares issued and outstanding.

As of Mach 31, 2009, there were no shares of preferred stock issued or outstanding, and the Company has not issued any stock options or warrants.

NOTE 11 - ACQUISITION

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 11 - ACQUISITION (CONTINUED)

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

NOTE 12 - FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2009:

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
MARCH 31, 2009 AND 2008

NOTE 12 - FAIR VALUE MEASUREMENTS (CONTINUED)

	Level 1	Level 2	Level 3	Total
Cash	80	-	-	80

Total assets	80	-	-	80

Notes payable	-	-	380,388	380,388

Total liabilities	-	-	380,388	380,388

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, the financial statements and the notes thereto contained elsewhere in this report. The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Information in this, "Management's Discussion and Analysis of Financial Conditions and Results of Operations," and elsewhere in this 10-Q that does not consist of historical facts, are "forward-looking statements." Statements accompanied or qualified by, or containing words such as "may," "will," "should," "believes," "expects," "intends," "plans," "projects," "estimates," "predicts," "potential," "outlook," "forecast," "anticipates," "presume," and "assume" constitute forward-looking statements, and as such, are not a guarantee of future performance. The statements involve factors, risks and uncertainties including those discussed in the “Risk Factors” section contained elsewhere in this report, the impact or occurrence of which can cause actual results to differ materially from the expected results described in such statements. Risks and uncertainties can include, among others, fluctuations in general business cycles and changing economic conditions; changing product demand and industry capacity; increased competition and pricing pressures; advances in technology that can reduce the demand for the Company's products, as well as other factors, many or all of which may be beyond the Company's control. Consequently, investors should not place undue reliance on forward-looking statements as predictive of future results. The Company disclaims any obligation to update the forward-looking statements in this report.

Overview

Driver Passport, Inc. (“Driver Passport”) was incorporated on December 7, 2005 to be effective January 1, 2006 as a North Dakota corporation.  On January 1, 2006, Driver Passport issued 25,500,000 shares of its common stock in exchange for 100% of the membership interest of Driver Passport, LLC, a North Dakota limited liability company formed on October 12, 2004.  On January 2, 2006, Driver Passport, LLC was dissolved.

On September 12, 2008, Driver Passport and Incablock International, LLC. (“INCA”), a California limited liability company, entered into a Letter of Intent (“LOI”) for the Company to acquire a patent (as described in patent number US 7,305,803 B2) covering the use of the INCABLOCK™ Construction System (the “Patent”).  On October 30, 2008, per the LOI, Driver Passport and INCA entered into and closed an Assignment Agreement pursuant to which Inca transferred and assigned the Patent to Driver Passport in consideration for an option to purchase 20,000,000 shares of common stock and 2% of the net sale price of all products manufactured by the Company using the technology in the Patent and then sold or disposed of. Concurrent with the assignment of the Patent to Driver Passport, Daniel D. Correa was appointed as the Chief Executive Officer, Chief Financial Officer, and Secretary of Driver Passport as well as a director of Driver Passport. In addition, Mr. Brown resigned as an executive officer of Driver Passport.

In addition, on October 30, 2008, Driver Passport and Randy Brown, an executive officer, director and shareholder of Driver Passport, entered into and closed an Agreement and Release whereby Mr. Brown agreed to return 16,575,000 shares of common stock of Driver Passport to Driver Passport in consideration for the sale of all of the assets of Driver Passport relating to the driver security program. Further, except for the Promissory Note in the principal amount of approximately $319,000, Mr. Brown agreed to assume all of the liabilities of Driver Passport.

On November 4, 2008, following the cancellation of the 16,575,000 shares of common stock of the Company by Mr. Brown, Inca exercised its option and received 20,000,000 shares of common stock of the Company. Upon issuance of the new shares, Inca became the new majority shareholder of Driver Passport.

As a result of the acquisition of the Patent, Driver Passport ceased being a shell company as that term is defined in Rule 12b-2 and, its new business focus is on selling licenses, developing INCABLOCK™ manufacturing facilities, related engineering and training and marketing of the INCABLOCK™ Construction System.

Recent Developments

On January 13, 2009, Driver Passport and its newly formed, wholly owned subsidiary, Eco Global Corporation, a Nevada corporation (“Eco Global” or the “Company”), entered into a Plan and Agreement of Merger (the “Merger Agreement”).  Pursuant to the terms and subject to the conditions set forth in the Merger Agreement, the Company merged with and into Eco Global (the “Migratory Merger”), with Eco Global continuing as the surviving corporation domesticated in Nevada.

As a result of the Migratory Merger, the Company in now incorporated in Nevada, is authorized to issue 250,000,000 shares of common stock, par value $0.001 per share, and 10,000,000 shares of blank check preferred stock, par value $0.001, and the Company’s name has been changed to Eco Global Corporation.

For the 3 months ended March 31, 2009 compared to the three months ended March 31, 2008

Net Revenues – Net revenues for the 3 months ended March 31, 2009 and 2008 were $0 and $0, respectively. These levels of revenues reflect our current status as a development stage enterprise. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the current fiscal year.

General and Administrative – General and administrative expenses amounted to $29,991 and $7,658 for the three months ended March 31, 2009 and 2008, respectively. This increase over the comparable period is primarily the result of professional fees associated with our annual audit and 10-K.  We may incur higher levels of general and administrative expenses when our operations become established and increase.

Depreciation, Amortization and Impairment – Depreciation, amortization and impairment expense increased to $43,750 for the three months ended March 31, 2009 from $548 for the 3 months ended March 31, 2008. This increase was due to a $43,750 amortization expense for the Incablock construction system patent.  We amortize our intangible assets using the straight-line method over periods of future benefit. The Incablock patent expires May 16, 2025 therefore we expect to incur this expense for the next 16 years.  However, we also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams.

Interest Expense – For the three months ended March 31, 2009, interest expense decreased to $2,804 from $4,159 for the three months ended March 31, 2008.

Net Loss – Net loss for the three months ended March 31, 2009 and March 31, 2008 amounted to ($76,545) and ($12,365), respectively.  The increase in net loss is primarily due to the $43,750 amortization expense attributable to the Incablock patent.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss, as adjusted. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($76,545) and ($0.00), respectively, for the 3 months ended March 31, 2009 as compared to ($12,365) and ($0.00), respectively, for the 3 months ended March 31, 2008.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $80 as of March 31, 2009.  As of March 31, 2009, the Company had a working capital deficit of $388,293 and shareholders’ equity of $2,371,060.

Due to the Company’s continued losses, change in business, lack of suitable equity and liquidity, and no guarantee that it will be able to generate future revenue and/or raise sufficient capital to support current operations, there is substantial doubt about the Company’s ability to continue as a “going concern”.  Going concern contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

Based on our current cash and cash equivalents levels and expected cash flow from operations, we believe our current cash position is not sufficient to fund our requirements during the next twelve months, including operations and capital expenditures. The Company has borrowed limited amounts of capital from a private lender in order to sustain short-term business operations and is currently seeking alternative sources of financing.

The Company intends to focus its efforts on introducing the INCABLOCK™ System to the international marketplace.  We believe this will include the selling of licenses, the establishment of joint ventures, developing INCABLOCK™ manufacturing facilities, and providing related engineering, training and marketing to support the entire INCABLOCK™ System.  We also believe that entry into the international affordable housing market sector will expose us to different and potentially fertile financing opportunities - such as project-based debt financing through government organizations and/or agencies who have earmarked funds to promote the construction of housing in emerging markets worldwide.  In addition, the Company is pursuing an interest, through a related party, in a mining project in Mexico, relating to the mining of a product known as “pozzolan”.  However, the Company cannot assure that financing will be available or that it will be available on satisfactory terms when required.  To the extent that we may raise additional funds by issuing equity securities, our stockholders may experience significant dilution.  Management plans to aggressively control costs while pursuing more substantive equity and /or debt financing as required to support our business plan.

The Company generated a deficit in cash used in operating activities of $2,597 for the three months ended March 31, 2009 and a deficit from investing activities of $4,629.  This deficit from investing activities is primarily attributable to advances and expenditures related to a company in Mexico known as Eco Mining, Inc.

The Company did not generate cash from financing activities for the three months ended March 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

There was no change in our internal controls over financial reporting that has materially affected, or is reasonable likely to materially affect, our internal control over financial reporting during the quarter covered by this Report.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm its business.

We are currently not aware of any legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit	Description
3.1	Articles of Incorporation (Incorporated by reference to exhibit 3.1 on Form SB-2 filed with the on June 21, 2006).

3.2	Bylaws (Incorporated by reference to exhibit 3.2 on Form SB-2 filed with the SEC on June 21, 2006).

4.1	Option issued to Incablock International LLC (Incorporated by reference to exhibit 10.2 on Form 8-K filed with the SEC on November 11, 2008).

10.1	Assignment Agreement by and between Driver Passport, Inc. and Incablock International LLC (Incorporated by reference to exhibit 10.1 on Form 8-K filed with the SEC on November 11, 2008).

10.2	Agreement and Release by and between Driver Passport, Inc. and Randy Brown (Incorporated by reference to exhibit 10.3 on Form 8-K filed with the SEC on November 11, 2008).

10.3
Plan and Agreement of Merger of Driver Passport, Inc. and Eco Global Corporation (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission dated May 12, 2009)

31.1	Certification by Chief Executive and Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002 (field herewith)

32.1	Certification by Chief Executive and Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (field herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Eco Global Corporation
(Registrant)

Date: May 20, 2009	By:	/s/ Daniel D. Correa
Daniel D. Correa
Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)