Form 10-Q
period 2009-06-30
ECO GLOBAL Corp
filed 2009-09-21
CIK 1362388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                                                                Accelerated filer ☐
Non-accelerated filer ☐                                                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of June 30, 2009 is 33,622,000.

ECO GLOBAL CORPORATION
INDEX

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

INDEX TO FINANCIAL STATEMENTS (UNAUDITED)

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS

	JUNE 30,	DECEMBER 31,
	2009	2008
Current Assets:	(UNAUDITED)

Cash and cash equivalents	$96	$7,306
Due from related company	89,676	80,018

Total Current Assets	89,772	87,324

Fixed assets, net of depreciation	-	-

Other Assets:
Capitalized interest	5,596	637
Patent, net of amortization	2,712,500	2,800,000

Total Other Assets	2,718,096	2,800,637

TOTAL ASSETS	$2,807,868	$2,887,961

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable and accrued interest	$480,766	$421,246
Accounts payable and accrued expenses	26,321	19,110

Total Current Liabilities	507,087	440,356

Total Liabilities	507,087	440,356

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 250,000,000 shares authorized,
33,622,000 shares issued and outstanding	33,622	33,622
Additional paid-in capital	3,004,586	3,004,586
Deficits accumulated during the development stage	(737,427)	(590,603)

Total Stockholders' (Deficit)	2,300,781	2,447,605

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,807,868	$2,887,961

The accompanying notes are an integral part of the financial statements.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

					CUMULATIVE
	SIX MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	JUNE 30,		JUNE 30,		OCTOBER 12,
	2009	2008	2009	2008	2004
OPERATING REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	54,742	13,048	24,751	5,390	701,521
Depreciation, amortization and impairment	87,500	1,096	43,750	548	105,396
Total Operating Expenses	142,242	14,144	68,501	5,938	806,917

LOSS BEFORE OTHER INCOME (EXPENSE)	(142,242)	(14,144)	(68,501)	(5,938)	(806,917)

OTHER INCOME (EXPENSE)
Gain from cancellation of shares for fixed assets	-	-	-	-	12,190
Interest expense, net	(4,582)	(7,611)	(1,778)	(3,452)	(47,381)
Total Other Income (Expense)	(4,582)	(7,611)	(1,778)	(3,452)	(35,191)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(146,824)	(21,755)	(70,279)	(9,390)	(842,108)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(146,824)	$(21,755)	$(70,279)	$(9,390)	$(842,108)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$(0.00)	$-	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,622,000	29,867,330	33,622,000	29,887,659	29,192,695

The accompanying notes are an integral part of the financial statements.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

	SIX MONTHS ENDED		CUMULATIVE
	JUNE 30,		OCTOBER 12,
	2009	2008	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(146,824)	$(21,755)	$(842,108)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	87,500	1,096	105,396
Common stock issued or accrued for consulting services	-	-	186,500
Gain from cancellation of shares for fixed assets	-	-	(12,190)

Changes in assets and liabilities
(Increase) in other assets	(4,959)	-	(5,596)
Increase (decrease) in accounts payable and
and accrued expenses	11,336	(9,101)	30,447
Total adjustments	93,877	(8,005)	304,557

Net cash (used in) operating activities	(52,947)	(29,760)	(537,551)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related company	(9,658)	-	(89,676)
Acquisitions of fixed assets	-	-	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	(9,658)	-	(111,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	55,395	29,760	476,641
Shares issued for cash	-	-	39,900
Contributed capital	-	-	2,883
Increase (decrease) in bank overdraft	-	-	-
Member equity contributions	-	-	130,181

Net cash provided by financing activities	55,395	29,760	649,605

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(7,210)	-	96

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,306	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$96	$-	$96

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Patent acquired for shares of common stock	$-	$-	$2,800,000

The accompanying notes are an integral part of the financial statements.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 1	ORGANIZATION AND BASIS OF PRESENTATION

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

Driver Passport, Inc. (the “Driver Passport”) was incorporated on December 7, 2005 to be effective January 1, 2006 as a North Dakota corporation.

On January 1, 2006, Driver Passport issued 25,500,000 shares of its common stock in exchange for 100% of the membership interest of Driver Passport, LLC, a North Dakota limited liability company formed on October 12, 2004.

On January 2, 2006, Driver Passport, LLC was dissolved.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

Below are features of the INCABLOCK™ system that the Company believes set it apart from other block systems or standard construction:

•	The INCABLOCK™ product line offers more than six different modular blocks in different thicknesses (4”-6”-8”-12”) that can be versatile to accommodate a total modular construction project.
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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
JUNE 30, 2009 AND 2008

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

The following is a reconciliation of the computation for basic and diluted EPS:

	June 30,	June 30,
	2009	2008
Net Loss	$(146,824)	$(21,755)

Weighted-average common shares
Outstanding (Basic)	33,622,000	29,867,330

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,622,000	29,867,330

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

i.	Uncertainty in Income Taxes

In July 2006, the FASB issued Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”. This interpretation requires recognition and measurement of uncertain income tax positions using a “more-likely –than-not” approach. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. Management has adopted FIN 48 for 2007, and they evaluate their tax positions on an annual basis, and have determined that as of June 30, 2009, no additional accrual for income taxes is necessary.

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

In May 2009, the FASB published SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 requires the Company to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. SFAS 165 is effective for financial periods ending after June 15, 2009. Management has adopted SFAS 165 for their interim report for June 30, 2009 and has evaluated subsequent events through August 28, 2009, the date the financial statements were issued.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

NOTE 3-	FIXED ASSETS

Fixed assets as of June 30, 2009 and 2008 were as follows:

	Estimated
	Useful
	Lives
	(Years)	2009	2008
Computer equipment	5	$0	$7,281

Less: accumulated depreciation		0	(2,348)
Fixed assets, net		$0	$4,933

The Company as part of the Assignment Agreement entered into on October 30, 2008, disposed of the equipment and as a result the balance is zero as of June 30, 2009.

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 4-	INTANGIBLE ASSETS (CONTINUED)

Intangible assets as of June 30, 2009 and 2008 were as follows:

	Estimated
	Useful
	Live
	(Years)	2009	2008
INCABLOCK Patent	16	$2,800,000	$0

Less: accumulated amortization		(87,500)	0
Intangible assets, net		$2,712,500	$0

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2008 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $175,000 in 2009 through 2013.

NOTE 5-	SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. (See Note 6). As of June 30, 2009, the Company has $280,388 outstanding to this shareholder, as well as $44,983 in accrued interest. The majority shareholder has since ceased funding the operations as of October 2008, however has entered into a separate note payable as discussed in Note 6.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 6-	NOTES PAYABLE

The Company entered into an unsecured promissory note with its former majority shareholder in a maximum amount of $500,000, due on demand. The shareholder has charged the Company interest at the prime rate (3.25% as of June 30, 2009). Interest is calculated on a monthly basis on the principal balance owing on the last day of the month. The balance as of June 30, 2009 and December 31, 2008 on this note was $280,388. Included in the statements of operations is $4,582 and $7,611, respectively in interest expense on this note.

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

During the period January 1, 2009 through June 30, 2009, the note accrued interest of $5,596 which the Company has capitalized as part of the project that they are working on. Eco Mining, Inc. is a related company through common ownership, and the Company has funded $89,676 through June 30, 2009 (see Note 7).

NOTE 7-	DUE FROM RELATED PARTY – ECO MINING, INC.

During the period January 1, 2009 through June 30, 2009, the Company paid $9,658 in certain non-interest advances directly related to Eco Mining, Inc. a corporation that has common ownership to the Company. The Company has advanced a cumulative total $89,676 to Eco Mining, Inc. for a certain project in Mexico. The Company used the proceeds of the promissory note entered into on November 18, 2008 to fund this project.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

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

At June 30, 2009, deferred tax assets consist of the following:

Net operating losses	$286,317

Valuation allowance	(286,317)

$-

At June 30, 2009, the Company had a net operating loss carry forward in the approximate amount of $842,108, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended June 30, 2009 and 2008 is summarized as follows:

	2009	2008
Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 9-	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the six months ended June 30, 2009 and 2008 of $146,824 and $21,755 respectively. The Company had a working capital deficit of $417,315 at June 30, 2009.

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 9-	GOING CONCERN (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 10-	STOCKHOLDERS’ EQUITY (DEFICIT) (CONTINUED)

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

As of June 30, 2009, the Company had 33,622,000 shares issued and outstanding.

As of June 30, 2009, there were no shares of preferred stock issued or outstanding, and the Company has not issued any stock options or warrants.

NOTE 11-	ACQUISITION

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 11-	ACQUISITION (CONTINUED)

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

NOTE 12-	FAIR VALUE MEASUREMENTS

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

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2009:

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
JUNE 30, 2009 AND 2008

NOTE 12-	FAIR VALUE MEASUREMENTS (CONTINUED)

	Level 1	Level 2	Level 3	Total
Cash	96	-	-	96

Total assets	96	-	-	96

Notes payable	-	-	435,783	435,783

Total liabilities	-	-	435,783	435,783

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

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2009 TO THE THREE MONTHS ENDED JUNE 30, 2008

Net Revenues – Net revenues for the three months ended June 30, 2009 and 2008 were $0 and $0, respectively. These levels of revenues reflect our current status as a development stage enterprise. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the current fiscal year.

General and Administrative – General and administrative expenses amounted to $24,751 and $5,390 for the three months ended June 30, 2009 and 2008, respectively. This increase over the comparable period is primarily the result of a general increase in overall expenses related to the Company’s efforts to establish its operations.

Depreciation, Amortization and Impairment – Depreciation, amortization and impairment expense increased to $43,750 for the three months ended June 30, 2009 from $548 for the three months ended June 30, 2008. This increase was due to a $43,750 amortization expense for the Incablock construction system patent.  We amortize our intangible assets using the straight-line method over periods of future benefit. The Incablock patent expires May 16, 2025 therefore we expect to incur this expense for the next 16 years.  However, we also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams.

Interest Expense – For the three months ended June 30, 2009, interest expense decreased to $1,778 from $3,452 for the three months ended June 30, 2008.

Net Loss – Net loss for the three months ended June 30, 2009 and June 30, 2008 amounted to ($70,279) and ($9,390), respectively.  The increase in net loss is primarily due to the $43,750 amortization expense attributable to the Incablock patent.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss, as adjusted. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($70,279) and ($0.00), respectively, for the three months ended June 30, 2009 as compared to ($9,390) and ($0.00), respectively, for the three months ended June 30, 2008.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2009 TO THE SIX MONTHS ENDED JUNE 30, 2008

Net Revenues – Net revenues for the six months ended June 30, 2009 and 2008 were $0 and $0, respectively. These levels of revenues reflect our current status as a development stage enterprise. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the current fiscal year.

General and Administrative – General and administrative expenses amounted to $54,742 and $13,048 for the six months ended June 30, 2009 and 2008, respectively. This increase over the comparable period is primarily the result of a general increase in overall expenses related to the Company’s efforts to establish its operations.  We may incur higher levels of general and administrative expenses when our operations become established and increase.

Depreciation, Amortization and Impairment – Depreciation, amortization and impairment expense increased to $87,500 for the six months ended June 30, 2009 from $1,096 for the six months ended June 30, 2008. This increase was due to an $87,500 amortization expense for the Incablock construction system patent.  We amortize our intangible assets using the straight-line method over periods of future benefit. The Incablock patent expires May 16, 2025 therefore we expect to incur this expense for the next 16 years.  However, we also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams.

Interest Expense – For the six months ended June 30, 2009, interest expense decreased to $4,582 from $7,611 for the six months ended June 30, 2008.

Net Loss – Net loss for the six months ended June 30, 2009 and June 30, 2008 amounted to ($146,824) and ($21,755), respectively.  The increase in net loss is primarily due to the $87,500 amortization expense attributable to the Incablock patent.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss, as adjusted. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($146,824) and ($0.00), respectively, for the six months ended June 30, 2009 as compared to ($21,755) and ($0.00), respectively, for the six months ended June 30, 2008.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $96 as of June 30, 2009.  As of June 30, 2009, the Company had a working capital deficit of $417,315 and shareholders’ equity of $2,300,781.  Net loss was $146,824 for the six months ended June 30, 2009.  The Company generated negative cash flow from operations of $52,947 for the six months ended June 30, 2009.

For the six months ended June 30, 2009, the Company generated a deficit from investing activities of $9,658.  This deficit from investing activities is primarily attributable to advances and expenditures related to a company in Mexico known as Eco Mining, Inc.

The Company generated $55,395 in cash from financing activities for the six months ended June 30, 2009 attributable to the issuance of short term notes.

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

ITEM 4T. CONTROLS AND PROCEDURES

As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Eco Global Corporation (Registrant)

Date: September 21, 2009	By:	/s/ Daniel D. Correa
Daniel D. Correa Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer & Principal Financial Officer)