Form 10-Q
period 2009-09-30
ECO GLOBAL Corp
filed 2009-11-24
CIK 1362388

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to the filing requirements for the past 90 days.   Yes ☒  No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                                                                Accelerated filer ☐
Non-accelerated filer  ☐                                                                  Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).   Yes ☐ No ☒

The number of shares of the registrant’s Common Stock, $0.001 par value per share, outstanding as of September 30, 2009 is 33,622,000.

ECO GLOBAL CORPORATION

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

INDEX TO FINANCIAL STATEMENTS (UNAUDITED)

Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

Statements of Operations for the Nine and Three Months Ended September 30, 2009 and 2008 and Since Inception (Unaudited)

Statements of Cash Flows for the Nine Months Ended September 30, 2009 and 2008 and Since Inception (Unaudited)

Notes to Financial Statements (Unaudited)

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

ASSETS

	SEPTEMBER 30,	DECEMBER 31,
	2009	2008
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$6	$7,306
Due from related company	89,676	80,018

Total Current Assets	89,682	87,324

Fixed assets, net of depreciation	-	-

Other Assets:
Capitalized interest	9,741	637
Patent, net of amortization	2,668,750	2,800,000

Total Other Assets	2,678,491	2,800,637

TOTAL ASSETS	$2,768,173	$2,887,961

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

LIABILITIES
Current Liabilities:
Current portion of notes payable and accrued interest	$55,895	$421,246
Accounts payable and accrued expenses	39,680	19,110

Total Current Liabilities	95,575	440,356

Notes payable, net of current portion	437,745	-

Total Liabilities	533,320	440,356

STOCKHOLDERS' (DEFICIT)
Preferred stock, $.001 Par Value; 10,000,000 shares authorized
and 0 shares issued and outstanding	-	-
Common stock, $.001 Par Value; 250,000,000 shares authorized,
33,622,000 shares issued and outstanding	33,622	33,622
Additional paid-in capital	3,004,586	3,004,586
Deficits accumulated during the development stage	(803,355)	(590,603)

Total Stockholders' (Deficit)	2,234,853	2,447,605

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$2,768,173	$2,887,961

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

					CUMULATIVE
	NINE MONTHS ENDED		THREE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		SEPTEMBER 30,		OCTOBER 12,
	2009	2008	2009	2008	2004

OPERATING REVENUES
Revenues	$-	$-	$-	$-	$-

OPERATING EXPENSES
General and administrative expenses	73,588	22,037	18,846	8,989	720,367
Depreciation, amortization and impairment	131,250	1,644	43,750	548	149,146
Total Operating Expenses	204,838	23,681	62,596	9,537	869,513

LOSS BEFORE OTHER INCOME (EXPENSE)	(204,838)	(23,681)	(62,596)	(9,537)	(869,513)

OTHER INCOME (EXPENSE)
Gain from cancellation of shares for fixed assets	-	-	-	-	12,190
Interest expense, net	(7,914)	(11,107)	(3,332)	(3,496)	(50,713)
Total Other Income (Expense)	(7,914)	(11,107)	(3,332)	(3,496)	(38,523)

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(212,752)	(34,788)	(65,928)	(13,033)	(908,036)
Provision for Income Taxes	-	-	-	-	-

NET LOSS APPLICABLE TO COMMON SHARES	$(212,752)	$(34,788)	$(65,928)	$(13,033)	$(908,036)

NET LOSS PER BASIC AND DILUTED SHARES	$-	$(0.00)	$-	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING	33,622,000	29,877,292	33,622,000	29,897,000	29,490,354

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT INC.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
WITH CUMULATIVE TOTALS SINCE OCTOBER 12, 2004 (INCEPTION)

			CUMULATIVE
	NINE MONTHS ENDED		INCEPTION
	SEPTEMBER 30,		OCTOBER 12,
	2009	2008	2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(212,752)	$(34,788)	$(908,036)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation, amortization and impairment	131,250	1,644	149,147
Common stock issued or accrued for consulting services	-	-	186,500
Gain from cancellation of shares for fixed assets	-	-	(12,190)

Changes in assets and liabilities
(Increase) in other assets	(9,104)	-	(9,741)
Increase (decrease) in accounts payable and
and accrued expenses	20,570	(4,938)	39,680
Total adjustments	142,716	(3,294)	353,396

Net cash (used in) operating activities	(70,036)	(38,082)	(554,640)

CASH FLOWS FROM INVESTING ACTIVITIES
Advances to related company	(9,658)	-	(89,676)
Acquisitions of fixed assets	-	-	(7,282)
Software development costs	-	-	(15,000)

Net cash (used in) investing activities	(9,658)	-	(111,958)

CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds (payments) of notes payable	72,394	38,082	493,640
Shares issued for cash	-	-	39,900
Contributed capital	-	-	2,883
Increase (decrease) in bank overdraft	-	-	-
Member equity contributions	-	-	130,181

Net cash provided by financing activities	72,394	38,082	666,604

NET INCREASE (DECREASE) IN
CASH AND CASH EQUIVALENTS	(7,300)	-	6

CASH AND CASH EQUIVALENTS -
BEGINNING OF PERIOD	7,306	-	-

CASH AND CASH EQUIVALENTS - END OF PERIOD	$6	$-	$6

CASH PAID DURING THE YEAR FOR:
Interest expense	$-	$-	$-

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Patent acquired for shares of common stock	$-	$-	$2,800,000

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

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
SEPTEMBER 30, 2009 AND 2008

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
SEPTEMBER 30, 2009 AND 2008

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

Effective July 1, 2009, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 105-10, Generally Accepted Accounting Principles – Overall (“ASC 105-10”). ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. The Codification superseded all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification is non-authoritative. The FASB will not issue new standards in the form of Statements, FASB Positions or Emerging Issue Task Force Abstracts. Instead, it will issue Accounting Standards Updates (“ASUs”). The FASB will not consider ASUs as authoritative in their own right. ASUs will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. References made to FASB guidance throughout this document have been updated for the Codification.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 1-	ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED)

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
SEPTEMBER 30, 2009 AND 2008

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
SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.	Development Stage Company

The Company is considered to be in the development stage as defined in ASC 915. The Company has devoted substantially all of its efforts to business planning and development. Additionally, the Company has allocated a substantial portion of their time and investment in bringing their services to the market and the raising of capital.

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

In accordance with ASC 720-15-15, the Company expenses all costs incurred in connection with the start-up and organization of the Company.

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
SEPTEMBER 30, 2009 AND 2008
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
SEPTEMBER 30, 2009 AND 2008

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

The following is a reconciliation of the computation for basic and diluted EPS:

	September 30,	September 30,
	2009	2008

Net Loss	$(212,752)	$(34,788)

Weighted-average common shares
Outstanding (Basic)	33,622,000	29,877,292

Weighted-average common stock
Equivalents
Stock options	-	-
Warrants	-	-

Weighted-average common shares
Outstanding (Diluted)	33,622,000	29,877,292

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

    i.           Uncertainty in Income Taxes

Under ASC 740-10-25 recognition and measurement of uncertain income tax positions is required using a “more-likely-than-not” approach. Management evaluates their tax positions on an annual basis, and has determined that as of September 30, 2009, no additional accrual for income taxes is necessary.

    j.           Recent Accounting Pronouncements

In September 2006, ASC issued 820, Fair Value Measurements. ASC 820 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. Early adoption is encouraged. The adoption of ASC 820 is not expected to have a material impact on the financial statements.

In February 2007, ASC issued 825-10, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of ASC 320-10, (“ASC 825-10”) which permits entities to choose to measure many financial instruments and certain other items at fair value at specified election dates. A business entity is required to report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is expected to expand the use of fair value measurement. ASC 825-10 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

In December 2007, the ASC issued ASC 810-10-65, Noncontrolling Interests in Consolidated Financial Statements. ASC 810-10-65 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment.

ASC 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. Management is determining the impact that the adoption of ASC 810-10-65 will have on the Company’s financial position, results of operations or cash flows.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2-                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In December 2007, the Company adopted ASC 805, Business Combinations (“ASC 805”). ASC 805 retains the fundamental requirements that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. ASC 805 defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  ASC 805 will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  ASC 805 will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.

ASC 805 will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, ASC 805 will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption is not permitted and the ASC is be applied prospectively only.  Upon adoption of this ASC, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of ASC 805 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

Effective April 1, 2009, the Company adopted ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. Adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition. The Company has evaluated subsequent events through November 23, 2009, the date the financial statements were issued.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 2-	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2008, the FASB issued ASC 350, “Determination of the Useful Life of Intangible Assets”. The Company adopt ASC 350 on October 1, 2008. The guidance in ASC 350 for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after adoption, and the disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, adoption. The Company does not believe ASC 350 will materially impact their financial position, results of operations or cash flows.

Effective July 1, 2009, the Company adopted FASB ASU No. 2009-05, Fair Value Measurement and Disclosures (Topic 820) (“ASU 2009-05”). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted market price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required for Level 1 fair value measurements. Adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

Other ASU’s that have been issued or proposed by the FASB ASC that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 3-	FIXED ASSETS

Fixed assets as of September 30, 2009 and 2008 were as follows:

	Estimated
	Useful
	Lives
	(Years)	2009	2008

Computer equipment	5	$0	$7,281

Less: accumulated depreciation		0	(3,444)
Fixed assets, net		$0	$3,837

The Company as part of the Assignment Agreement entered into on October 30, 2008, disposed of the equipment and as a result the balance is zero as of September 30, 2009.

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
SEPTEMBER 30, 2009 AND 2008

NOTE 4-	INTANGIBLE ASSETS (CONTINUED)

Intangible assets as of September 30, 2009 and 2008 were as follows:

	Estimated
	Useful
	Live
	(Years)	2009	2008

INCABLOCK Patent	16	$2,800,000	$0

Less: accumulated amortization		(131,250)	0
Intangible assets, net		$2,668,750	$0

Intangible assets with finite useful lives are amortized over their respective useful lives. Based on the carrying values at December 31, 2008 and assuming no subsequent impairment of the underlying assets, the annual amortization is expected to be $175,000 in 2009 through 2013.

NOTE 5-	SHARING ARRANGEMENT

The Company has a bank account, however, runs most of its operations and banking activity through a related party, its majority shareholder and the majority shareholders related entities. Since Driver Passport, LLC’s inception, October 12, 2004, most of the Company’s transactions involving its cash disbursements had been provided by a related company who was funded by the Company’s former sole member. At December 31, 2005 and December 31, 2004, the Company had a note payable with this member in the amount of $130,081 and $537, respectively. However, on December 31, 2005, the former sole member converted these amounts to contributed capital. Therefore, Driver Passport LLC had no amounts outstanding on December 31, 2005 to the sole member. Upon acquisition of Driver Passport LLC by the Company, the majority shareholder and former sole member of the Company funded all activity either personally or through an entity controlled by him, and the Company entered into a note payable with this majority shareholder for repayment of these amounts funded. On August 31, 2009, the Company and the former majority shareholder refinanced this note (See Note 6).

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 6-	NOTES PAYABLE

The Company entered into an unsecured promissory note with its former majority shareholder in a maximum amount of $500,000, due on demand. The shareholder had charged the Company interest at the prime rate through August 31, 2009. On August 31, 2009, the Company refinanced this note. The new principal amount includes the previous principal amount of $280,388 plus the then accrued interest through August 30, 2009 of $46,346 for a new note total of $326,734. Interest is now calculated on a monthly basis on the principal balance owing on the last day of the month at the rate of 7% per annum. The note along with the accrued interest from August 31, 2009 through December 31, 2009 and interest for the month of December 2010 is due on December 31, 2010 in one lump-sum payment. Interest for the months January 2010 through November 2010 are each due at the end of their respective months. Accrued interest on this note through September 30, 2009 is $1,969.

On November 18, 2008, the Company entered into a promissory note with Randy Brown, separate from the unsecured promissory note. This note, is in the principal amount of $100,000 and bears interest at a rate of 10% per annum. The amounts were received in three advances, $25,000 each on November 18, 2008 and December 9, 2008 and the final $50,000 on December 19, 2008. The note matures May 18, 2009. The Company and Randy Brown agreed to refinance this note on August 31, 2009. The new principal amount includes the previous principal amount of $100,000 plus the then accrued interest (which includes a penalty of $2,225 for failure to extend the note by the original due date) through August 30, 2009 of $11,010 for a new note total of $111,010. Interest is now calculated on a monthly basis on the principal balance owing on the last day of the month at the rate of 10% per annum. The note along with the accrued interest from August 31, 2009 through December 31, 2009 and interest for the month of December 2010 is due on December 31, 2010 in one lump-sum payment. Interest for the months January 2010 through November 2010 are each due at the end of their respective months. Accrued interest on this note through September 30, 2009 is $956.

The purpose of this note is to provide proceeds for a project the Company is working on with an entity known as Eco Mining, Inc., for a mining project in Mexico, relating to the mining of a product known as “pozzolan”. The note, is guaranteed by real estate in Baja California, Mexico, owned by INCA and the irrevocable unconditional personal guarantee of Daniel Correa.

During the period January 1, 2009 through September 30, 2009, the note accrued interest of $8,116 which the Company has capitalized as part of the project that they are working on. Eco Mining, Inc. is a related company through common ownership, and the Company has funded $89,676 through September 30, 2009 (see Note 7).

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 7-	DUE FROM RELATED PARTY – ECO MINING, INC.

During the period January 1, 2009 through September 30, 2009, the Company paid $9,658 in certain non-interest advances directly related to Eco Mining, Inc. a corporation that has common ownership to the Company. The Company has advanced a cumulative total $89,676 to Eco Mining, Inc. for a certain project in Mexico. The Company used the proceeds of the promissory note entered into on November 18, 2008 to fund this project.

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

At September 30, 2009, deferred tax assets consist of the following:

Net operating losses	$308,732

Valuation allowance	(308,732)

$-

At September 30, 2009, the Company had a net operating loss carry forward in the approximate amount of $908,036, available to offset future taxable income through 2029. The Company established valuation allowances equal to the full amount of the deferred tax assets due to the uncertainty of the utilization of the operating losses in future periods.

A reconciliation of the Company’s effective tax rate as a percentage of income before taxes and federal statutory rate for the periods ended September 30, 2009 and 2008 is summarized as follows:

	2009	2008

Federal statutory rate	(34.0%)	(34.0%)
State income taxes, net of federal benefits	4.5	4.5
Valuation allowance	29.5	29.5
	0%	0%

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 9-	GOING CONCERN

As shown in the accompanying financial statements, as is typical of companies going through the development stage, the Company incurred a net loss for the nine months ended September 30, 2009 and 2008 of $212,752 and $34,788 respectively. The Company had a working capital deficit of $5,893 at September 30, 2009. The working capital deficit reduced significantly in the three months ended September 30, 2009 due to the refinancing of the notes payable with the former majority shareholder. The notes now are due December 31, 2010.

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
SEPTEMBER 30, 2009 AND 2008

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
SEPTEMBER 30, 2009 AND 2008

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

As of September 30, 2009, the Company had 33,622,000 shares issued and outstanding.

As of September 30, 2009, there were no shares of preferred stock issued or outstanding, and the Company has not issued any stock options or warrants.

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
SEPTEMBER 30, 2009 AND 2008

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

NOTE 12 - FAIR VALUE MEASUREMENTS

The Company adopted certain provisions of ASC Topic 820. ASC 820 defines fair value, provides a consistent framework for measuring fair value under generally accepted accounting principles and expands fair value financial statement disclosure requirements. ASC 820’s valuation techniques are based on observable and unobservable inputs. Observable inputs reflect readily obtainable data from independent sources, while unobservable inputs reflect our market assumptions. ASC 820 classifies these inputs into the following hierarchy:

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

ECO GLOBAL CORPORATION
(FORMERLY DRIVER PASSPORT, INC.)
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)
SEPTEMBER 30, 2009 AND 2008

NOTE 12 - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table represents the fair value hierarchy for those financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2009:
	Level 1	Level 2	Level 3	Total

Cash	6	-	-	6

Total assets	6	-	-	6

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

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2009 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2008

Net Revenues – Net revenues for the three months ended September 30, 2009 and 2008 were $0 and $0, respectively. These levels of revenues reflect our current status as a development stage enterprise. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the current fiscal year.

General and Administrative – General and administrative expenses amounted to $18,846 and $8,989 for the three months ended September 30, 2009 and 2008, respectively. This increase over the comparable period is primarily the result of a general increase in overall expenses related to the Company’s efforts to establish its operations.

Depreciation, Amortization and Impairment – Depreciation, amortization and impairment expense increased to $43,750 for the three months ended September 30, 2009 from $548 for the three months ended September 30, 2008. This increase was due to a $43,750 amortization expense for the Incablock construction system patent.  We amortize our intangible assets using the straight-line method over periods of future benefit. The Incablock patent expires May 16, 2025 therefore we expect to incur this expense for the next 16 years.  However, we also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams.

Interest Expense – For the three months ended September 30, 2009, interest expense decreased to $3,332 from $3,496 for the three months ended September 30, 2008.

Net Loss – Net loss for the three months ended September 30, 2009 and September 30, 2008 amounted to ($65,928) and ($13,033), respectively.  The increase in net loss is primarily due to the $43,750 amortization expense attributable to the Incablock patent.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss, as adjusted. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($65,928) and ($0.00), respectively, for the three months ended September 30, 2009 as compared to ($13,033) and ($0.00), respectively, for the three months ended September 30, 2008.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2009 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2008

Net Revenues – Net revenues for the nine months ended September 30, 2009 and 2008 were $0 and $0, respectively. These levels of revenues reflect our current status as a development stage enterprise. If we are unable to implement our plan to manufacture, market and distribute, or license, our products and rights, our revenues will not significantly increase during the current fiscal year.

General and Administrative – General and administrative expenses amounted to $73,588 and $22,037 for the nine months ended September 30, 2009 and 2008, respectively. This increase over the comparable period is primarily the result of a general increase in overall expenses related to the Company’s efforts to establish its operations.  We may incur higher levels of general and administrative expenses when our operations become established and increase.

Depreciation, Amortization and Impairment – Depreciation, amortization and impairment expense increased to $131,250 for the nine months ended September 30, 2009 from $1,644 for the nine months ended September 30, 2008. This increase was due to a $131,250 amortization expense for the Incablock construction system patent.  We amortize our intangible assets using the straight-line method over periods of future benefit. The Incablock patent expires May 16, 2025 therefore we expect to incur this expense for the next 16 years.  However, we also consider our intangible assets for impairment when circumstances, if any, arise that indicates that we may not recover these assets through future revenue streams.

Interest Expense – For the nine months ended September 30, 2009, interest expense decreased to $7,914 from $11,107 for the nine months ended September 30, 2008.

Net Loss – Net loss for the nine months ended September 30, 2009 and September 30, 2008 amounted to ($212,752) and ($34,788), respectively.  The increase in net loss is primarily due to the $131,250 amortization expense attributable to the Incablock patent.

Loss Applicable to Common Shareholders – Loss applicable to common stockholders represents our net loss, as adjusted. Our loss applicable to common shareholders and our loss per common share (basic and diluted) amounted to ($212,752) and ($0.00), respectively, for the nine months ended September 30, 2009 as compared to ($34,788) and ($0.00), respectively, for the nine months ended September 30, 2008.

Liquidity and Capital Resources

Cash and cash equivalents amounted to $6 as of September 30, 2009.  As of September 30, 2009, the Company had a working capital deficit of $5,893 and shareholders’ equity of $2,234,853.  Net loss was $212,752 for the nine months ended September 30, 2009.  The Company generated negative cash flow from operations of $70,036 for the nine months ended September 30, 2009.

For the nine months ended September 30, 2009, the Company generated a deficit from investing activities of $9,658.  This deficit from investing activities is primarily attributable to advances and expenditures related to a company in Mexico known as Eco Mining, Inc.

The Company generated $72,394 in cash from financing activities for the nine months ended September 30, 2009 attributable to the issuance of short term notes.

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

ITEM 4T. CONTROLS AND PROCEDURES

As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, the Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective in ensuring that information required to be disclosed by us in our periodic reports is recorded, processed, summarized and reported, within the time periods specified for each report and that such information is accumulated and communicated to our management, including the principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Eco Global Corporation
(Registrant)

Date: November 23, 2009	By:	/s/ Daniel D. Correa
Daniel D. Correa
Chief Executive Officer, Chief Financial Officer
and Director (Principal Executive Officer & Principal Financial Officer)